Form 10-Q
period 1996-06-30
RC ARBYS CORP
filed 1996-08-14
CIK 904892

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                        Commission File Number: 0-20286
                                                -------

                             RC/ARBY'S CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                               59-2277791
                 --------                               ----------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


     1000 Corporate Drive, Fort Lauderdale, Florida       33334
     ----------------------------------------------       -----
       (Address of principal executive offices)         (Zip Code)

                                (954) 351-5600
                                --------------
             (Registrant's telephone number, including area code)




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes [ X ] No [   ]

       As of July 31, 1996, all of the voting stock of the registrant (consisting of 10,445,000 shares of common stock, $0.01 par value) was held by the registrant's parent, CFC Holdings Corp.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         December 31, June 30,
                                                           1995 (A)    1996
                                                           --------  --------
                            ASSETS                            (In thousands)
                                                               (Unaudited)
Current assets:
  Cash ................................................. $   9,744  $   9,043
  Receivables, net......................................    30,030     40,566
  Note receivable from affiliate........................     5,500      1,650
  Inventories...........................................    14,870     12,441
  Deferred income tax benefit...........................     5,971      5,971
  Prepaid expenses and other current assets.............     7,829      7,504
                                                         ---------  ---------
    Total current assets................................    73,944     77,175

Properties, net ........................................   122,686    121,587
Unamortized costs in excess of net assets
  of acquired companies.................................   170,693    167,615
Deferred costs and other assets.........................    26,897     24,937
                                                         ---------  ---------
                                                         $ 394,220  $ 391,314
                                                         =========  =========

    LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-term debt..................... $   3,697  $   3,765
  Notes payable to affiliates...........................    13,925     12,400
  Accounts payable......................................    22,635     19,206
  Accrued expenses......................................    52,042     59,869
                                                         ---------  ---------
    Total current liabilities...........................    92,299     95,240
                                                         ---------  ---------

Long-term debt..........................................   351,238    349,075
Note payable to affiliate...............................     6,700      6,700
Deferred income and other liabilities...................     7,393      7,889

Stockholder's equity (deficit):
  Common stock, $.01 par value; authorized 12,000,000
    shares; issued and outstanding 10,445,000 shares....       104        104
  Additional paid-in capital............................    44,197     44,197
  Accumulated deficit...................................  (107,711)  (111,891)
                                                         ---------  ---------
    Total stockholder's deficit.........................   (63,410)   (67,590)
                                                         ---------  ---------
                                                         $ 394,220  $ 391,314
                                                         =========  =========

(A) Derived from the audited consolidated financial statements as of December 31, 1995.

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS







                                      Three months ended   Six months ended
                                           June 30,            June 30,
                                      ------------------  ------------------
                                        1995      1996      1995      1996
                                      --------  --------  --------  --------
                                                  (In thousands)
                                                    (Unaudited)

Revenues:
  Net sales.........................  $101,704  $108,075  $192,162  $207,141
  Royalties, franchise fees
   and other revenues...............    13,367    14,544    25,539    26,977
                                      --------  --------  --------  --------
     Total revenues.................   115,071   122,619   217,701   234,118
                                      --------  --------  --------  --------

Costs and expenses:
  Cost of sales.....................    60,670    66,530   113,303   129,462
  Advertising, selling
   and distribution expenses........    28,019    27,531    52,329    50,598
  General and administrative expenses.  20,482    18,911    39,519    37,726
                                       -------  --------  --------  --------
     Total costs and expenses.......   109,171   112,972   205,151   217,786
                                      --------  --------  --------  --------

  Operating profit..................     5,900     9,647    12,550    16,332

Interest expense....................    (9,761)  (10,962)  (18,966)  (21,630)
Other income (expense), net.........      (150)      240       (45)      474
                                      --------  --------  --------  --------

  Loss before income taxes..........    (4,011)   (1,075)   (6,461)   (4,824)

Benefit from (provision for)
  income taxes......................       848      (277)    1,203       644
                                      --------  --------  --------  --------

  Net loss..........................  $ (3,163) $ (1,352) $ (5,258) $ (4,180)
                                      ========  ========  ========  ========

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six months ended
                                                                  June 30,
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
                                                                (In thousands)
                                                                  (Unaudited)

Cash flows from operating activities:
  Net loss.................................................  $(5,258)  $(4,180)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization of properties...........    6,022     6,897
     Amortization of costs in excess of net assets
      of acquired companies................................    3,036     3,079
     Amortization of deferred financing costs..............    1,077     1,214
     Other amortization....................................    1,181       797
     Provision for doubtful accounts.......................      368       388
     Other, net............................................     (351)      708
     Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables........................................   (7,801)  (10,924)
        Inventories........................................      314     2,429
        Prepaid expenses and other current assets..........   (1,163)      149
      Increase (decrease) in:
        Accounts payable...................................     (810)   (3,429)
        Accrued expenses...................................    5,286     7,792
                                                             -------   -------
Net cash provided by operating activities..................    1,901     4,920
                                                             -------   -------

Cash flows from investing activities:
  Capital expenditures.....................................  (26,289)   (6,194)
  Business acquisitions....................................   (9,782)        -
  Investment in affiliate..................................   (1,000)        -
  Proceeds from sales of properties........................      164       447
                                                             -------   -------
Net cash used in investing activities......................  (36,907)   (5,747)
                                                             -------   -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt.................   37,294     2,427
  Collections in 1996 and borrowings in 1995, net of
   repayments, on notes with affiliates....................    3,250     2,325
  Repayments of long-term debt.............................   (1,262)   (4,522)
  Payment of deferred financing costs......................   (2,398)     (104)
  Capital contribution from CFC Holdings Corp..............    8,865         -
                                                             -------   -------
Net cash provided by financing activities..................   45,749       126
                                                             -------   -------

Net increase (decrease) in cash............................   10,743      (701)
Cash at beginning of period................................    1,885     9,744
                                                             -------   -------
Cash at end of period......................................  $12,628   $ 9,043
                                                             =======   =======


    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


(1) Basis of Presentation

     RC/Arby's Corporation ("RCAC" or, together with its subsidiaries, the "Company") is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings"), and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). RCAC's principal wholly-owned subsidiaries are Arby's, Inc. and Royal Crown Company, Inc. Additionally, RCAC has three wholly-owned subsidiaries which own and/or operate Arby's restaurants: Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company and Arby's Restaurant Operations Company.

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1995 and June 30, 1996, its results of operations for the three-month and six-month periods ended June 30, 1995 and 1996 and its cash flows for the six-month periods ended June 30, 1995 and 1996. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 1995.

    Certain amounts included in the prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2) Inventories

    The following is a summary of the components of inventories:

                                                   December 31,    June 30,
                                                       1995          1996
                                                    ---------     ---------
                                                        (In thousands)

    Raw materials.................................. $  11,677     $   8,794
    Work in process................................       479           523
    Finished goods.................................     2,714         3,124
                                                    ---------     ---------
                                                    $  14,870     $  12,441
                                                    =========     =========
(3) Properties

    The following is a summary of the components of properties, net:

                                                   December 31,    June 30,
                                                       1995          1996
                                                    ---------     ---------
                                                             (In thousands)

    Properties, at cost............................ $ 182,197     $ 186,277
    Less accumulated depreciation and amortization.    59,511        64,690
                                                    ---------     ---------
                                                    $ 122,686     $ 121,587
                                                    =========     =========

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED STATEMENTS - (Continued)
                                 June 30,1996
                                  (Unaudited)

(4) Related Party Transactions

    The Company continues to have certain related party transactions with Triarc and its subsidiaries of the nature and general magnitude (except for borrowings from and advances to affiliates and related interest set forth below) as those described in Note 12 to the consolidated financial statements contained in the Form 10-K. Details of the Company's promissory notes payable to Triarc and one of its subsidiaries, Chesapeake Insurance Company Limited ("Chesapeake Insurance"), and a note receivable from Triarc are as follows:

                          Interest                 December 31,  June 30,
       Affiliated Entity    Rate      Maturity        1995         1996
       -----------------    ----      --------      --------     --------
                                                        (In thousands)
    Notes payable to:
      Triarc               11 7/8%     Demand       $ 11,675     $ 10,150
      Triarc               11 7/8%  February 1998      6,700        6,700
      Chesapeake Insurance  9 1/2%    June 1997        2,250        2,250
                                                    --------     --------
       Total notes payable
         to affiliates                                20,625       19,100
      Less amounts payable
       within one year                                13,925       12,400
                                                    --------     --------
                                                    $  6,700     $  6,700
                                                    ========     ========

    Note receivable from:
      Triarc               11 7/8%  December 1996   $  5,500     $  1,650
                                                    ========     ========

    Interest expense on notes payable to Triarc and its subsidiaries amounted to $1,495,000 and $1,478,000 for the six months ended June 30, 1995 and 1996, respectively.  Interest  income from notes  receivable  from Triarc  amounted to
$125,000 and $162,000 for the six months ended June 30, 1995 and 1996, respectively, and is included in "Other income (expense), net" in the accompanying condensed consolidated statement of operations.

(5) Contingencies

    The Company continues to have (i) income tax contingencies as a result of examinations of the Federal income returns of Triarc and its subsidiaries, including the Company, by the Internal Revenue Service for the tax years 1985 through 1992 and (ii) an environmental contingency for possible contamination from hydrocarbons in ground water at two abandoned bottling facilities, both of the same nature and general magnitude as described in Notes 11 and 18, respectively, to the consolidated financial statements contained in the Form
10-K. After considering amounts provided principally in periods prior to December 31, 1995, the Company does not believe that these contingencies, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K") of RC/Arby's Corporation ("RCAC" or, together with its subsidiaries, the "Company"). The recent trends affecting the Company's two business segments, restaurants and beverages, are described therein. RCAC is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). RCAC's principal wholly-owned subsidiaries are Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown"). Additionally, RCAC has three wholly-owned subsidiaries which own and/or operate Arby's restaurants: Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Item 5 - Other Information."

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

    Revenues increased $16.4 million (7.5%) to $234.1 million in the six months ended June 30, 1996. Restaurant revenues increased $14.2 million (11.3%) to $139.7 million due to (i) a $12.8 million increase in net sales principally resulting from an average net increase of 50 (15.7%) company-owned restaurants and (ii) a $1.4 million increase in royalties, franchise fees and other revenues resulting primarily from an average net increase of 77 (3.1%) franchised restaurants and a 3.0% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates. Beverage revenues increased $2.2 million (2.4%) to $94.4 million due to (i) a $2.5 million increase in finished product sales principally due to (a) the inclusion of a full six month's sales in the 1996 period of C&C and Royal Crown's branded products in the New York metropolitan area, following the acquisition (the "Acquisition") of their distribution rights on January 12, 1995 and an initial start-up period and (b) to a lesser extent, the licensing (the "Licensing") of Celestial Seasonings herbal tea line distribution rights throughout the United States for ten years commencing in October 1995 and (ii) a $1.4 million increase in finished product sales attributable to Royal Crown Premium Draft Cola ("Draft Cola") which was launched during the second quarter of 1995, partially offset by a $1.7 million volume decrease in private label concentrate sales as the Company's private label customer reduced its worldwide inventories in the first quarter of 1996.

    Gross profit (total revenues less cost of sales) increased $0.3 million to $104.6 million in the six months ended June 30, 1996 while gross margins (gross profit divided by total revenues) decreased to 44.7% compared with 48.0% for the comparable period of the prior year. Restaurant gross profit increased $1.1 million to $44.6 million due primarily to the effect of the increase in revenues described above partially offset by a decline in restaurant gross margins to 31.9% from 34.7%. The decrease in restaurant gross margins was primarily due to
(i) higher hardware lease and software amortization costs related to a new point-of-sale register system installed in domestic company-owned restaurants in the latter half of 1995, the full benefit of which will not be realized until the related computer software programs become fully utilized in the latter half of 1996, (ii) increased payroll costs as a percentage of net sales resulting from (a) costs for training of personnel in connection with Roast Town and multi-brand store conversions and (b) higher fringe benefit costs and (iii) a slightly lower percentage of royalties, franchise fees and other revenues to total revenues. Beverage gross profit declined $0.8 million to $60.0 million as a result of (i) the lower volume of private label concentrate sales noted above and (ii) a decline in beverage gross margins to 63.6% from 66.0% due to (a) increased sales of lower margin finished product associated with the Acquisition and the Licensing noted above and (b) lower average selling prices for branded concentrate in the first quarter of 1996.

    Advertising, selling and distribution expenses declined $1.7 million to $50.6 million in the six months ended June 30, 1996. Advertising and selling expenses in the beverage segment declined $3.0 million due to a $4.7 million decrease primarily attributable to (i) a net reduction in media spending for branded products and (ii) lower couponing costs reflecting reduced bottler utilization, partially offset by $1.7 million of incremental advertising expenses of which $1.3 million related to Draft Cola which was launched in June 1995. Advertising and selling expenses in the restaurant segment increased $1.3 million primarily due to the increased number of company-owned restaurants.

    General and administrative expenses declined $1.8 million to $37.7 million in the six months ended June 30, 1996, principally reflecting the effect of cost reductions in the restaurant segment.

    Interest expense increased $2.7 million to $21.6 million in the six months ended June 30, 1996 principally due to an additional $47.7 million of average outstanding borrowings in the 1996 period compared to 1995 as a result of mortgage and equipment loans used to finance capital expenditures and business acquisitions in the restaurant segment.

    Other income (expense), net was income of $0.5 million in the six months ended June 30, 1996 compared to an insignificant expense in the same period of 1995. The favorable change between years was principally attributable to nonrecurring 1995 losses on asset disposals.

    The benefit from income taxes in 1996 and 1995 reflect effective tax rates of 13.3% and 18.6%, respectively. The effective tax rate varies from the Federal statutory income tax rate of 35% in both periods principally due to the amortization of nondeductible costs in excess of net assets of acquired companies, the effect of which is greater in the 1996 period due to the lower loss before income taxes.


Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995

    Revenues increased $7.5 million (6.6%) to $122.6 million in the three months ended June 30, 1996. Restaurant revenues increased $4.2 million (6.2%) to $72.6 million due to (i) a $3.0 million increase in net sales resulting from an average net increase of 28 (8.2%) company-owned restaurants, the effect of which was partially offset by a 2.3% decline in company-owned same-store sales and
(ii) a $1.2 million increase in royalties, franchise fees and other revenues due to an average net increase of 80 (3.2%) franchised restaurants and a 3.6% increase in average royalty rates. Beverage revenues increased $3.3 million (7.2%) to $50.0 million due to (i) a $1.2 million volume increase in branded concentrate sales reflecting the nonrecurring effect on the 1995 second quarter of domestic forward buying in advance of an announced April 1, 1995 price increase, (ii) a $1.1 million volume increase in private label concentrate sales and (iii) a $1.0 million volume increase in finished soft drink product sales primarily due to the timing of the Draft Cola launch and the Licensing.

    Gross profit increased $1.7 million to $56.1 million in the three months ended June 30, 1996 while gross margins decreased to 45.7% compared with 47.3% for the comparable period of the prior year. Restaurant gross profit remained flat at $24.2 million, reflecting the effect of the increase in revenues described above offset by a decline in restaurant gross margins to 33.3% from 35.3%. The decrease in restaurant gross margins was primarily due to higher hardware lease and software amortization costs related to the new point-of-sale register system and increased payroll costs as a percentage of net sales resulting from (a) costs for training of personnel in connection with Roast Town and multi-brand store conversions and (b) higher fringe benefit costs. Beverage gross profit increased $1.7 million to $31.9 million due to the effect of the increased sales volume described above partially offset by a decline in beverage gross margins to 63.9% from 64.8% as a result of the increased sales of lower margin finished product.

    Advertising, selling and distribution expenses declined $0.5 million to $27.5 million in the three months ended June 30, 1996. Advertising and selling expenses related to the beverage segment decreased $0.7 million due to a $1.2 million net reduction in media spending for branded products partially offset by $0.5 million of incremental advertising expenses related to Draft Cola.

    General and administrative expenses declined $1.6 million to $18.9 million in the three months ended June 30, 1996, principally reflecting the effect of cost reductions in the restaurant segment.

    Interest expense increased $1.2 million to $11.0 million in the three months ended June 30, 1996 principally due to an additional $37.6 million of average outstanding borrowings in the 1996 period compared to 1995 as a result of mortgage and equipment loans used to finance capital expenditures and business acquisitions in the restaurant segment.

    Other income (expense), net was income of $0.2 million in the three months ended June 30, 1996 compared with expense of $0.2 million in the same period of 1995. The favorable change between years was principally attributable to nonrecurring 1995 losses on asset disposals.

    The Company incurred a provision for income taxes despite a loss before income taxes for the three months ended June 30, 1996 while the benefit from income taxes in 1995 reflects an effective tax rate of 21.1%. The provision in the 1996 period and the lower effective tax rate in the 1995 period compared with the Federal statutory income tax rate of 35% are due to the amortization of nondeductible costs in excess of net assets of acquired companies, the effect of which results in a provision in the 1996 period due to the lower loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Consolidated cash decreased $0.7 million during the six months ended June 30, 1996 to $9.0 million. The decrease reflects cash used in investing activities (primarily capital expenditures) of $5.7 million partially offset by
(i) cash provided by operating activities of $4.9 million and (ii) cash provided by financing activities of $0.1 million. The net cash provided by operating activities reflects a net loss of $4.2 million and cash used for operating assets and liabilities of $4.0 million, which are more than offset by non-cash charges of $13.1 million principally for depreciation and amortization. The Company expects continued positive cash flows from operations during the remainder of 1996. The $4.0 million used for operating assets and liabilities primarily reflects (i) a $10.9 million increase in receivables principally from beverage bottlers due to increased sales volume and slower collections in the second quarter of 1996 versus the last quarter of 1995 and (ii) a $3.4 million decrease in accounts payable due primarily to a lower level of capital expenditures in the restaurant segment in the second quarter of 1996 versus the last quarter of 1995, partially offset by (iii) a $7.8 million increase in accrued expenses primarily in the beverage segment relating to the seasonality of marketing support payments to bottlers and (iv) a $2.4 million decrease in inventories mainly due to the improvement of beverage raw material controls.

     During 1995 ARDC and ARHC entered into loan and financing agreements with FFCA Acquisition Corporation ("FFCA") which, as amended, permit borrowings in the form of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes") aggregating $87.3 million (the "FFCA Loan Agreements"). The Mortgage Notes and Equipment Notes are repayable in equal monthly installments, including interest, over twenty and seven years, respectively. As of June 30, 1996, borrowings under the FFCA Loan Agreements aggregated $57.4 million (net of repayments of $3.7 million) resulting in remaining availability of $26.2 million through December 31, 1996 to finance new company-owned restaurants. The Company anticipates utilizing $3.2 million of such availability for the remainder of

1996. The assets of ARDC will not be available to pay creditors of RCAC, Arby's or Triarc until all loans under the FFCA Loan Agreements have been repaid in full.

    During the six months ended June 30, 1996, the Company increased its net borrowings under promissory notes to and from Triarc and its subsidiaries by $2.3 million. The outstanding principal amounts of such promissory notes, aggregating $19.1 million of notes payable offset by a $1.6 million note receivable at June 30, 1996, consist of $10.2 million payable on demand, $0.5 million payable during the remainder of 1996, $8.4 million payable thereafter and $1.6 million receivable in December 1996. Subsequent to June 30, 1996 through August 6, 1996, the Company increased its net borrowings under the promissory note with Triarc by $6.8 million.

    Consolidated capital expenditures amounted to $6.2 million in the six months ended June 30, 1996. The Company expects that capital expenditures during the remainder of 1996 will approximate $13.0 million, principally for the conversion of existing company-owned restaurants to Roast Town and multi-brand concept restaurants and, to a lesser extent, construction of new restaurants and replacement of equipment. As of June 30, 1996, there were approximately $6.0 million of outstanding commitments for capital expenditures. The Company anticipates that it will meet its capital expenditure requirements through existing cash balances, cash flows from operations, leasing arrangements, borrowings under the FFCA Loan Agreements discussed above and borrowings from Triarc to the extent available. In addition, the Company may seek additional borrowings in the event that cash generated from the above sources is not sufficient to fund its capital expenditure requirements. The Company believes that it will be able to obtain such additional borrowings on satisfactory terms when needed.

    In furtherance of the Company's growth strategy, the Company will consider selective acquisitions as appropriate, to build and strengthen its existing businesses to the extent it has available resources to do so. In January 1996, Arby's and T.J. Cinnamons, Inc., an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products, reached an agreement in principle through which Arby's will purchase the trademarks, service marks, recipes and secret formulas of T.J. Cinnamons for a purchase price of $3.5 million, consisting of an initial cash outlay of approximately $1.8 million and the balance in the form of a note. The closing is expected to occur during the third quarter of 1996, subject to the satisfaction of customary closing conditions. There can be no assurance, however, that the closing will be consummated.

    The Company is a party to a tax sharing agreement with Triarc whereby the Company is required to pay amounts relating to taxes based on the taxable income of the Company and its eligible subsidiaries on a stand alone basis. The Company had overpaid its 1993 tax obligation due to losses during the fourth quarter of 1993, and has experienced additional losses subsequent thereto. As a result, no subsequent payment has been required through June 30, 1996. Based on its current forecast, the Company does not expect to be required to make any such payments during the remainder of 1996.

    The Federal income tax returns of Triarc and its subsidiaries, including the Company, have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. Triarc has resolved all issues related to such audit and in connection therewith expects in 1996 to pay approximately $3.5 million, of which approximately $0.5 million will be payable by the Company. The IRS is currently finalizing its examination of the Federal income tax returns of Triarc and its subsidiaries for the tax years from 1989 through 1992 and has issued notices of proposed adjustments increasing the Company's taxable income by approximately $13.0 million, the tax effect of which has not yet been determined. Triarc is contesting the majority of the proposed adjustments and, accordingly, the amount and timing of any payments required as a result thereof cannot presently be determined. However, management of the Company does not believe the resolution of the 1989 through 1992 examination will be finalized in 1996 and, accordingly, no tax payments will be required in 1996.

    The Company continues to have environmental contingencies of the same nature and general magnitude as those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K.

    As of June 30, 1996, the Company had cash of $9.0 million available to meet its cash requirements. The Company's cash requirements for the remainder of 1996, exclusive of operating cash flows, consist principally of capital expenditures of approximately $13.0 million, $1.8 million for the acquisition of certain assets of T.J. Cinnamons noted above, funding for additional acquisitions, if any, the payment of approximately $0.5 million related to the tax audit described above, and debt (including capitalized leases and affiliated notes) principal repayments of $12.5 million, subject to Triarc's requirement for the Company to repay any or all of the outstanding balance under the $10.2 million demand promissory note (the "Demand Note") included in the $12.5 million. The Company anticipates meeting such requirements through existing cash and/or cash flows from operations, financing a portion of its capital expenditures through additional borrowings under the FFCA Loan Agreements, capital leases and operating lease arrangements and, to the extent cash is required other than for repayments to Triarc under the Demand Note, borrowings from Triarc to the extent available. As described above, the Company may seek additional borrowings in the event that cash generated from the above sources is not sufficient to fund its capital expenditure requirements. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    In 1993 Royal Crown Company, Inc. ("Royal Crown") became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. In 1994, as a result of tests necessitated by the removal of four underground storage tanks at Royal Crown's no longer used distribution site in Miami, Florida, hydrocarbons were discovered in the groundwater. Assessment is proceeding under the direction of the Dade County Department of Environmental Resources Management ("DERM") to determine the extent of the contamination. The necessary testing to determine the extent of the contamination is still underway, but the early estimate of total remediation costs (in excess of amounts incurred through December 31, 1995) given by the environmental consultant retained by Royal Crown is between $150,000 and $230,000, depending on the actual extent of the contamination. In June 1996 DERM approved a remediation plan submitted by Royal Crown and remediation has commenced at the site. Additionally, in 1994 the Texas Natural Resources Conservation Commission approved the remediation of hydrocarbons in the groundwater by Royal Crown at its former distribution site in San Antonio, Texas. Remediation has commenced at this site. The environmental remediation firm retained by Royal Crown estimates the total cost of remediation to be approximately $210,000 (in excess of amounts incurred through December 31, 1995), of which 60-70% is expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund. Royal Crown has incurred actual costs of $293,000, in the aggregate, through December 31, 1995 for these matters. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated results of operations or financial position.

Item 5.  Other Information.

    The statements in this Quarterly Report on Form 10-Q that are not historical facts constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and other facts which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; availability, locations and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; construction schedules; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings and other risks and uncertainties detailed in RCAC's Annual Report on Form 10-K for the year ended December 31, 1995.

No other items to report.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         RC/ARBY'S CORPORATION
                                              (Registrant)




Date:  August 14, 1996                   By: /S/ JOSEPH A. LEVATO
                                             --------------------
                                             Joseph A. Levato
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (On behalf of the Company)



                                         By: /S/ FRED H. SCHAEFER
                                             --------------------
                                             Fred H. Schaefer
                                             Vice President and Chief
                                             Accounting Officer
                                             (Principal Accounting Officer)