Form 10-Q
period 1996-09-30
RC ARBYS CORP
filed 1996-11-14
CIK 904892

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                      OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------
Commission File Number: 0-20286

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


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                Yes [ X ] No [ ]

   As of October 31, 1996, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, CFC Holdings Corp.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31, September 30,
                                                       1995 (A)       1996
                                                       --------     --------
                            ASSETS                          (In thousands)
                                                              (Unaudited)
Current assets:
  Cash ............................................... $    9,744   $   5,311
  Receivables, net....................................     30,030      39,816
  Note receivable from affiliate......................      5,500       1,650
  Inventories.........................................     14,870      12,702
  Deferred income tax benefit.........................      5,971       5,971
  Prepaid expenses and other current assets...........      7,829       8,145
                                                       ----------   ---------
    Total current assets..............................     73,944      73,595

Properties, net ......................................    122,686     123,921
Unamortized costs in excess of net assets
  of acquired companies...............................    170,693     166,072
Deferred costs and other assets.......................     26,897      28,038
                                                       ----------   ---------
                                                       $  394,220   $ 391,626
                                                       ==========   =========

    LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-term debt................... $    3,697   $   5,266
  Notes payable to affiliates.........................     13,925      17,265
  Accounts payable....................................     22,635      20,369
  Accrued expenses....................................     52,042      53,949
                                                       ----------   ---------
    Total current liabilities.........................     92,299      96,849
                                                       ----------   ---------

Long-term debt........................................    351,238     350,059
Note payable to affiliate.............................      6,700       6,700
Deferred income and other liabilities.................      7,393       7,434

Stockholder's equity (deficit):
  Common stock, $1.00 par value; authorized 3,000
    shares; issued and outstanding 1,000 shares.......          1           1
  Additional paid-in capital..........................     44,300      44,300
  Accumulated deficit.................................   (107,711)   (113,717)
                                                       ----------   ---------
    Total stockholder's deficit.......................    (63,410)    (69,416)
                                                       ----------   ---------
                                                       $  394,220   $ 391,626
                                                       ==========   =========

(A) Derived from the audited consolidated financial statements as of December 31, 1995, as adjusted for the restatement of common stock and additional paid-in capital described in Note 1.

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS







                                     Three months ended   Nine months ended
                                         September 30,       September 30,
                                       ----------------    ----------------
                                        1995      1996      1995      1996
                                       ------    ------    ------    ------
                                                    (In thousands)
                                                     (Unaudited)
Revenues:
  Net sales.........................  $102,569  $103,655  $294,731  $310,796
  Royalties, franchise fees
   and other revenues...............    14,512    14,896    40,051    41,873
                                      --------  --------  --------  --------
     Total revenues.................   117,081   118,551   334,782   352,669
                                      --------  --------  --------  --------

Costs and expenses:
  Cost of sales.....................    64,115    64,375   177,418   193,837
  Advertising, selling
   and distribution expenses........    30,193    26,362    82,522    76,960
  General and administrative expenses.  19,970    19,241    59,489    56,967
                                       -------  --------  --------  --------
     Total costs and expenses.......   114,278   109,978   319,429   327,764
                                      --------  --------  --------  --------

  Operating profit..................     2,803     8,573    15,353    24,905

Interest expense....................   (10,150)  (10,823)  (29,116)  (32,453)
Other income (expense), net.........    (1,047)      270    (1,092)      744
                                      --------  --------  --------  --------

  Loss before income taxes..........    (8,394)   (1,980)  (14,855)   (6,804)

Benefit from income taxes...........     2,387       154     3,590       798
                                      --------  --------  --------  --------

  Net loss..........................  $ (6,007) $ (1,826) $(11,265) $ (6,006)
                                      ========  ========  ========  ========

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine months ended
                                                               September 30,
                                                             ----------------
                                                              1995      1996
                                                             ------    ------
                                                               (In thousands)
                                                                 (Unaudited)
Cash flows from operating activities:
  Net loss................................................. $(11,265)  $(6,006)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of properties...........    9,392    10,519
     Amortization of costs in excess of net assets
      of acquired companies................................    4,561     4,621
     Amortization of deferred financing costs..............    1,637     1,799
     Other amortization....................................    1,520     1,244
     Provision for doubtful accounts.......................      750       702
     Write-down of investment in preferred
      stock of affiliate...................................      850         -
     Other, net............................................     (246)     (140)
     Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables........................................   (5,145)  (10,488)
        Inventories........................................   (1,121)    2,168
        Prepaid expenses and other current assets..........      (55)     (316)
      Increase (decrease) in:
        Accounts payable...................................   (7,595)   (2,266)
        Accrued expenses...................................    1,133     1,675
                                                            --------   -------
Net cash provided by (used in) operating activities........   (5,584)    3,512
                                                            --------   -------

Cash flows from investing activities:
  Capital expenditures.....................................  (38,220)  (12,557)
  Business acquisitions....................................  (13,674)   (3,697)
  Proceeds from sales of properties........................      719       910
  Investment in affiliate..................................   (1,000)        -
                                                            --------   -------
Net cash used in investing activities......................  (52,175)  (15,344)
                                                            --------   -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt.................   37,294     5,777
  Borrowings, net of repayments, and
   collections on notes with affiliates....................   23,850     7,190
  Repayments of long-term debt.............................   (2,338)   (5,387)
  Payment of deferred financing costs......................   (2,528)     (181)
  Capital contribution from CFC Holdings Corp..............    8,865         -
                                                            --------   -------
Net cash provided by financing activities..................   65,143     7,399
                                                            --------   -------

Net increase (decrease) in cash............................    7,384    (4,433)
Cash at beginning of period................................    1,885     9,744
                                                            --------   -------
Cash at end of period...................................... $  9,269   $ 5,311
                                                            ========   =======

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


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

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1995 and September 30, 1996, its results of operations for the three-month and nine-month periods ended September 30, 1995 and 1996 and its cash flows for the nine-month periods ended September 30, 1995 and 1996. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K") for the year ended December 31, 1995.

    Certain amounts included in the prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

    Common stock and additional paid-in capital in the accompanying condensed consolidated balance sheet as of December 31, 1995 have been retroactively restated to reflect the reincorporation of RCAC in the state of Delaware effective March 21, 1994, whereby the 10,445,000 outstanding shares ($.01 par value) of the predecessor Florida corporation were canceled and replaced by the issuance of 1,000 common shares ($1.00 par value) of the successor Delaware corporation. As a result, common stock and additional paid-in capital were reduced and increased, respectively, by $103,000.

(2) Inventories

    The following is a summary of the components of inventories:

                                                   December 31, September 30,
                                                       1995         1996
                                                    ---------     ---------
                                                         (In thousands)

    Raw materials.................................. $  11,677     $   9,614
    Work in process................................       479           498
    Finished goods.................................     2,714         2,590
                                                    ---------     ---------
                                                    $  14,870     $  12,702
                                                    =========     =========

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED STATEMENTS - (Continued)
                              September 30, 1996
                                  (Unaudited)


(3) Properties

    The following is a summary of the components of properties, net:

                                                   December 31, September 30,
                                                       1995         1996
                                                    ---------     ---------
                                                         (In thousands)

    Properties, at cost............................ $ 182,197     $ 192,119
    Less accumulated depreciation and amortization.    59,511        68,198
                                                    ---------     ---------
                                                    $ 122,686     $ 123,921
                                                    =========     =========

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

                          Interest                December 31, September 30,
       Affiliated Entity    Rate      Maturity        1995         1996
       -----------------    ----      --------      --------     --------
                                                        (In thousands)
    Notes payable to:
      Triarc               11 7/8%     Demand       $ 11,675     $ 15,265
      Triarc               11 7/8%  February 1998      6,700        6,700
      Chesapeake Insurance  9 1/2%    June 1997        2,250        2,000
                                                    --------     --------
       Total notes payable
         to affiliates                                20,625       23,965
      Less amounts payable
       within one year                                13,925       17,265
                                                    --------     --------
                                                    $  6,700     $  6,700
                                                    ========     ========

    Note receivable from:
      Triarc               11 7/8% December 1996(a) $  5,500     $  1,650
                                                    ========     ========
-----------------
    (a) The Company expects that this note will be canceled before maturity and reissued on a demand basis.

     Interest expense on notes payable to Triarc and its subsidiaries amounted to $2,308,000 and $2,150,000 for the nine months ended September 30, 1995 and 1996, respectively. Interest income on notes receivable from Triarc amounted to $207,000 and $212,000 for the nine months ended September 30, 1995 and 1996, respectively, and is included in "Other income (expense), net" in the accompanying condensed consolidated statements of operations.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED STATEMENTS - (Continued)
                              September 30, 1996
                                 (Unaudited)


(5) Contingencies

    The Company continues to have (i) income tax contingencies as a result of examinations of the Federal income returns of Triarc and its subsidiaries, including the Company, by the Internal Revenue Service (the "IRS") for the tax years 1989 through 1992 and (ii) an environmental contingency for possible contamination from hydrocarbons in ground water at two abandoned bottling facilities, both of the same nature and general magnitude as described in Notes 11 and 18, respectively, to the consolidated financial statements contained in the Form 10-K. In October 1996 the Company paid $405,000 in final settlement of the remaining unresolved issue with respect to the Company which was being contested as of December 31, 1995 in connection with the examination of the Federal income tax returns of Triarc and its subsidiaries by the IRS for the tax years 1985 though 1988. After considering amounts provided principally in periods prior to December 31, 1995, the Company does not believe that these contingencies, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

(6) Subsequent Event

      On October 29, 1996 Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spinoff the remainder of the shares of such businesses to Triarc's stockholders. Consummation of the initial public offering and spinoff will be subject to, among other things, receipt of a favorable ruling from the IRS that the spinoff will be tax-free to Triarc and its stockholders. The request for ruling from the IRS will contain several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the initial public offering or the spinoff. The initial public offering and spinoff are not expected to occur prior to the end of the second quarter of 1997.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K") of RC/Arby's Corporation ("RCAC" or, together with its subsidiaries, the "Company"). The recent trends affecting the Company's two business segments, restaurants and beverages, are described therein. RCAC is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). RCAC's principal wholly-owned subsidiaries are Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown"). Additionally, RCAC has three wholly-owned subsidiaries which own and/or operate Arby's restaurants: Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "PART II - OTHER INFORMATION."

RESULTS OF OPERATIONS

Nine  Months  Ended  September  30,  1996  Compared  with  Nine  Months  Ended
  September 30, 1995

    Revenues increased $17.9 million (5.3%) to $352.7 million in the nine months ended September 30, 1996. Restaurant revenues increased $14.8 million (7.5%) to $213.2 million due to (i) a $13.0 million increase in net sales principally resulting from an average net increase of 34 (10.2%) company-owned restaurants and (ii) a $1.8 million increase in royalties, franchise fees and other revenues resulting primarily from an average net increase of 90 (3.6%) franchised restaurants and a 1.8% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates. Beverage revenues increased $3.1 million (2.2%) to $139.5 million due to a $4.8 million increase in finished product sales principally due to (a) incremental sales in the 1996 period of C&C and Royal Crown's branded products in the New York metropolitan area, following the acquisition (the "Acquisition") of their distribution rights on January 12, 1995 and an initial start-up period and (b) to a lesser extent, the licensing (the "Licensing") of Celestial Seasonings herbal tea line distribution rights throughout the United States for ten years commencing in October 1995, partially offset by a $1.5 million volume decrease in private label concentrate sales as the Company's private label customer reduced its worldwide inventories in the first quarter of 1996 and a $0.2 million decrease in sales of branded products.

    Gross profit (total revenues less cost of sales) increased $1.5 million to $158.8 million in the nine months ended September 30, 1996 while gross margins (gross profit divided by total revenues) decreased to 45.0% compared with 47.0% for the comparable period of the prior year. Restaurant gross profit increased $2.6 million to $69.1 million due primarily to the effect of the increase in revenues described above partially offset by a decline in restaurant gross margins to 32.4% from 33.5%. The decrease in restaurant gross margins was primarily due to higher hardware lease and software amortization costs related to a new point-of-sale register system installed in domestic company-owned restaurants in the latter half of 1995, the full benefit of which will not be realized until the related computer software programs become fully utilized in the remainder 1996 and first half of 1997, and a slightly lower percentage of royalties, franchise fees and other revenues (with no associated cost of sales) to total revenues. Beverage gross profit declined $1.1 million to $89.7 million as a result of a decline in beverage gross margins to 64.3% from 66.6% due to increased sales of lower margin finished product associated with the Acquisition and the Licensing noted above and lower average selling prices for branded concentrate.

    Advertising, selling and distribution expenses declined $5.6 million to $77.0 million in the nine months ended September 30, 1996. Advertising and selling expenses in the beverage segment declined $8.4 million primarily due to (i) a net reduction in media spending for (a) branded concentrate products and (b) Royal Crown Premium Draft Cola ("Draft Cola"), for which there had been higher costs in connection with its launch in mid-1995 and (ii) lower couponing costs reflecting reduced bottler utilization. Advertising and selling expenses in the restaurant segment increased $2.8 million primarily in response to competitive pressures, a larger company-owned store base and multi-brand restaurant development.

    General and administrative expenses declined $2.5 million to $57.0 million in the nine months ended September 30, 1996, principally reflecting the effect of cost reduction efforts in both the restaurant and beverage segments.

    Interest expense increased $3.3 million to $32.5 million in the nine months ended September 30, 1996 due to an additional $39.2 million of average outstanding borrowings in the 1996 period compared to 1995 principally as a result of mortgage and equipment loans used to finance capital expenditures and business acquisitions in the restaurant segment.

    Other income (expense), net was income of $0.7 million in the nine months ended September 30, 1996 compared with an expense of $1.1 million in the same period of 1995. The favorable change between years was principally attributable to nonrecurring 1995 losses on asset disposals and the write-down of an investment in a soft drink distributor.

    The benefit from income taxes in 1996 and 1995 reflects effective tax rates of 11.7% and 24.2%, respectively. The effective tax rates vary from the Federal statutory income tax rate of 35% principally due to the amortization of nondeductible costs in excess of net assets of acquired companies, the effect of which is greater in the 1996 period due to the lower loss before income taxes.


Three  Months  Ended  September  30,  1996  Compared  with  Three Months Ended
   September 30, 1995

    Revenues increased $1.5 million (1.2%) to $118.6 million in the three months ended September 30, 1996. Restaurant revenues increased $0.7 million (0.9%) to $73.5 million due to higher royalties and net sales resulting from more franchised and company-owned restaurants, respectively, in operation. Beverage revenues increased $0.8 million (1.8%) to $45.1 million due principally to a net increase in volume sold.

    Gross profit increased $1.2 million to $54.2 million in the three months ended September 30, 1996 and gross margins increased to 45.7% compared with 45.2% for the comparable period of the prior year. Restaurant gross profit increased $1.5 million to $24.5 million, reflecting an increase in restaurant gross margins to 33.3% from 31.5% and the effect of the increase in revenues noted above. The increase in restaurant gross margins was due primarily to the adverse impact in the prior year period of reduced operating efficiencies as a result of the start-up of new restaurants. Beverage gross profit declined $0.3 million to $29.7 million due to a decline in beverage gross margins to 65.9% from 67.8% primarily as a result of lower average selling prices for branded finished products.

    Advertising, selling and distribution expenses declined $3.8 million to $26.4 million in the three months ended September 30, 1996. Advertising and selling expenses related to the beverage segment decreased $5.3 million due to reduced spending related to Draft Cola and branded concentrate products. Advertising and selling expenses in the restaurant segment increased $1.5 million in response to competitive pressures and multi-brand restaurant development.

    General and administrative expenses declined $0.7 million to $19.2 million in the three months ended September 30, 1996, principally reflecting the effect of cost reduction efforts.

    Interest expense increased $0.7 million to $10.8 million in the three months ended September 30, 1996 due to an additional $19.1 million of average outstanding borrowings in the 1996 period compared to 1995 principally as a result of mortgage and equipment loans used to finance capital expenditures and business acquisitions in the restaurant segment.

    Other income (expense), net was income of $0.3 million in the three months ended September 30, 1996 compared with expense of $1.0 million in the same period of 1995. The favorable change between years was principally attributable to nonrecurring 1995 losses on asset disposals and the write-down of an investment in a soft drink distributor.

    The benefit from income taxes in 1996 and 1995 reflects effective tax rates of 7.8% and 28.4%, respectively. The effective tax rates vary from the Federal statutory income tax rate of 35% principally due to (i) the amortization of nondeductible costs in excess of net assets of acquired companies, the effect of which is greater in the 1996 period due to the lower loss before income taxes and (ii) in 1996 the catch-up effect of a decrease in the effective tax rate on the pretax loss of the first six months.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated cash decreased $4.4 million during the nine months ended September 30, 1996 to $5.3 million. The decrease reflects cash used in investing activities (primarily capital expenditures and an acquisition described below) of $15.3 million partially offset by (i) cash provided by operating activities of $3.5 million and (ii) cash provided by financing activities (primarily notes with Triarc) of $7.4 million. The net cash provided by operating activities reflects a net loss of $6.0 million and cash used for operating assets and liabilities of $9.2 million, which are more than offset by non-cash charges of $18.7 million, principally for depreciation and amortization. The Company expects continued positive cash flows from operations during the remainder of 1996. The $9.2 million used for operating assets and liabilities is primarily attributable to an increase in receivables principally from beverage bottlers due to increased sales volume in the third quarter of 1996 versus the fourth quarter of 1995 and, to a lesser extent, slower collections.

    During 1995 ARDC and ARHC entered into loan and financing agreements with FFCA Acquisition Corporation ("FFCA Acquisition") and in September 1996 ARHC entered into a related loan agreement with FFCA Mortgage Corporation
(collectively with FFCA Acquisition, "FFCA") which, as amended, permit borrowings in the form of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes") aggregating $87.3 million (the "FFCA Loan Agreements"). The Mortgage Notes and Equipment Notes are repayable in equal monthly installments, including interest, over twenty and seven years, respectively. As of September 30, 1996, borrowings under the FFCA Loan Agreements aggregated $58.8 million (net of repayments of $3.9 million) resulting in remaining availability of $24.6 million through December 31, 1997 to finance new and existing company-owned restaurants whose sites are identified to FFCA by September 30, 1997. The Company anticipates utilizing less than $1.0 million of such availability during the remainder of 1996. The assets of ARDC will not be available to pay creditors of RCAC, Arby's or Triarc until all loans under the FFCA Loan Agreements have been repaid in full.

    During the nine months ended September 30, 1996, the Company increased its net borrowings under promissory notes to and from Triarc and its subsidiaries by $7.2 million. The outstanding principal amounts of such promissory notes, aggregating $24.0 million of notes payable offset by a $1.6 million note receivable at September 30, 1996, consist of $15.3 million payable on demand, $0.3 million payable during the remainder of 1996, $8.4 million payable thereafter and $1.6 million receivable in December 1996. The Company expects that the $1.6 million note receivable will be canceled before maturity and reissued on a demand basis.

    Consolidated capital expenditures amounted to $12.6 million in the nine months ended September 30, 1996. The Company expects that capital expenditures during the remainder of 1996 will approximate $4.4 million, principally for replacement of restaurant equipment, construction of new restaurants and the improvement of several existing company-owned restaurants with upgraded facilities, expanded Arby's menus and/or multi-branding. As of September 30, 1996, there were approximately $4.0 million of outstanding commitments for capital expenditures. The Company anticipates that it will meet its capital expenditure requirements through existing cash balances, cash flows from operations, leasing arrangements and borrowings under the FFCA Loan Agreements discussed above.

     In August 1996, Arby's acquired the trademarks, service marks, recipes and secret formulas of T.J. Cinnamons, Inc., an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products for a cost of $3.7 million. In furtherance of the Company's growth strategy, the Company will consider additional selective acquisitions as appropriate, to build and strengthen its existing businesses to the extent it has available resources to do so.

    The Company is a party to a tax sharing agreement with Triarc whereby the Company is required to pay amounts relating to taxes based on the taxable income of the Company and its eligible subsidiaries on a stand alone basis. The Company had overpaid its 1993 tax obligation due to losses during the fourth quarter of 1993, and has experienced additional losses subsequent thereto. As a result, no subsequent payment has been required through September 30, 1996. Based on its current forecast, the Company does not expect to be required to make any such payments during the remainder of 1996.

    The Company receives from Triarc certain management services, including legal, accounting, tax, insurance, financial and other management services under a management services agreement as more fully disclosed in the Form 10-K. As of September 30, 1996, Arby's has a $7.0 million payable to Triarc for its portion of such charges, of which $4.1 million relates to 1995 and $2.9 million to 1996. Such amounts will be paid to Triarc to the extent of available cash.

    The Federal income tax returns of Triarc and its subsidiaries, including the Company, have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. Triarc has resolved all issues related to such audit and in connection therewith the Company paid $0.4 million in October 1996. The IRS is currently finalizing its examination of the Federal income tax returns of Triarc and its subsidiaries for the tax years from 1989 through 1992 and has issued notices of proposed adjustments increasing the Company's taxable income by approximately $13.0 million, the tax effect of which has not yet been determined. Triarc is contesting the majority of the proposed adjustments and, accordingly, the amount and timing of any payments required as a result thereof cannot presently be determined. However, management of the Company does not believe the resolution of the 1989 through 1992 examination will be finalized in 1996 and, accordingly, no tax payments will be required in 1996.

    The Company continues to have environmental contingencies of the same nature and general magnitude as those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K.

    On October 29, 1996 Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spinoff the remainder of the shares of such businesses to Triarc's stockholders. Consummation of the initial public offering and spinoff will be subject to, among other things, receipt of a favorable ruling from the IRS that the spinoff will be tax-free to Triarc and its stockholders. The request for ruling from the IRS will contain several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the initial public offering or the spinoff. The initial public offering and spinoff are not expected to occur prior to the end of the second quarter of 1997.

     As of September 30, 1996, the Company had cash of $5.3 million available to meet its cash requirements. The Company's cash requirements for the remainder of 1996, exclusive of operating cash flows, consist principally of capital expenditures of approximately $4.4 million, the October 1996 payment of $0.4 million related to the tax audit described above, and debt (including capitalized leases and affiliated notes) principal repayments of $16.8 million, subject to Triarc's requirement for the Company to repay any or all of the $15.3 million outstanding balance under the demand promissory note (the "Demand Note") included in the $16.8 million. The Company anticipates meeting such requirements, other than the Demand Note, through existing cash, cash flows from operations, financing a portion of its capital expenditures through additional borrowings under the FFCA Loan Agreements, capital lease arrangements and, to the extent cash is required other than for repayments to Triarc under the Demand Note, borrowings from Triarc to the extent available. The Company believes it will be required to make repayments under the Demand Note only up to its remaining cash balances in excess of its ongoing requirements for working capital. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations supplemented as necessary by potential financings to the extent obtainable.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

    The statements in this Quarterly Report on Form 10-Q that are not historical facts constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and other factors which may cause actual results, performance or achievements of RC/Arby's Corporation ("RCAC") and its subsidiaries
(collectively with RCAC, "the Company") to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; availability, locations and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; the Company's indirect parent, Triarc Companies, Inc. ("Triarc"), not receiving from the Internal Revenue Service a favorable ruling that the spin-off referred to herein will be tax-free to Triarc and its subsidiaries and stockholders or the failure to satisfy other customary conditions to closing for transactions of the type referred to herein; labor and employee benefit costs; availability and cost of raw materials and supplies; construction schedules; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings and other risks and uncertainties detailed in RCAC's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 5.  Other Information.

    On October 29, 1996 Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spinoff the remainder of the shares of such businesses to Triarc's stockholders. Consummation of the initial public offering and spinoff will be subject to, among other things, receipt of a favorable ruling from the IRS that the spinoff will be tax-free to Triarc and its stockholders. The request for ruling from the IRS will contain several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the initial public offering or the spinoff. The initial public offering and spinoff are not expected to occur prior to the end of the second quarter of 1997. Triarc further announced the establishment of the Triarc Beverage Group, which will oversee the operations of Triarc's two beverage subsidiaries, Royal Crown Company, Inc., a subsidiary of RCAC, and Mistic Brands, Inc.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

       3.1  Certificate   of   Incorporation    of   RC/Arby's    Corporation,
            incorporated herein by reference to RCAC's Current Report on Form 8-K dated November 14, 1996.

       3.2 By-Laws of RC/Arby's Corporation, incorporated herein by reference to RCAC's Current Report on Form 8-K dated November 14, 1996.

       4.1 Loan Agreement dated as of September 5, 1996 by and between FFCA Mortgage Corporation and Arby's Restaurant Holding Company, incorporated herein by reference to RCAC's Current Report on Form 8-K dated November 14, 1996.

       4.2 Supplement to Loan Agreements as of June 26, 1996 among FFCA Acquisition Corporation, Arby's Restaurant Holding Company, Arby's Restaurant Development Corporation and Triarc Companies, Inc., incorporated herein by reference to RCAC's Current Report on Form 8-K dated November 14, 1996.

       4.3 Agreement Regarding Cross-Collateralization and Cross-Default Provisions as of June 26, 1996 by and among FFCA Acquisition Corporation, Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company and Arby's, Inc., incorporated herein by reference to RCAC's Current Report on Form 8-K dated November 14, 1996.

      27.1 Financial Data Schedule for the nine-month period ended September 30, 1996, submitted to the Securities and Exchange Commission in electronic format.*

      99.1 Triarc press release dated October 29, 1996, incorporated herein by reference to RCAC's Current Report on Form 8-K dated October 29, 1996.
      --------------------
       *    Filed herewith

    (b) Reports on Form 8-K:

       The registrant did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         RC/ARBY'S CORPORATION
                                             (Registrant)




Date:  November 14, 1996                 By: /s/ JOHN L. BARNES, JR.
                                             -----------------------
                                             John L. Barnes, Jr.
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (On behalf of the Company)



                                         By: /s/ FRED H. SCHAEFER
                                             -----------------------
                                             Fred H. Schaefer
                                             Vice President and Chief
                                             Accounting Officer
                                             (Principal Accounting Officer)