Form 10-K
period 1996-12-31
RC ARBYS CORP
filed 1997-04-15
CIK 904892

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                          -----------------
                                      OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________.

Commission file number 0-20286
                       -------
                             RC/ARBY'S CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                        59-2277791
                  --------                        ----------
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)

            1000 Corporate Drive
          Fort Lauderdale, Florida                   33334
          ------------------------                   -----
    (Address of principal executive offices)       (Zip Code)

  Registrant's telephone number, including area code (954) 351-5600
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
           Title of each class              on which registered
           -------------------              -------------------

                                    None

        Securities registered pursuant to Section 12(g) of the Act:

                                    None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     All of the voting stock of the registrant is held by the registrant's parent, CFC Holdings Corp. There were 1,000 shares of the registrant's common stock ($1.00 par value) outstanding as of March 31, 1997.

      The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

         "ARBY'S," "RC COLA," "DIET RC," "ROYAL CROWN," "ROYAL CROWN
     DRAFT COLA," "DIET RITE," "NEHI," "NEHI LOCKJAW," "UPPER 10," "KICK,"
              AND "THIRST THRASHER" ARE REGISTERED TRADEMARKS OF
                   RC/ARBY'S CORPORATION OR ITS SUBSIDIARIES.

                                    PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RC/Arby's Corporation ("RCAC") and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; the Company's indirect parent, Triarc Companies, Inc. ("Triarc"), not receiving from the Internal Revenue Service a favorable ruling that the spinoff referred to herein will be tax-free to Triarc and its subsidiaries and its stockholders or the failure to satisfy other customary conditions to closing for transactions of the types referred to herein; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; and other risks and uncertainties referenced in this Form 10-K. RCAC will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1. Business.

                                 INTRODUCTION

   RCAC is a holding company that conducts business operations through its wholly-owned subsidiaries, Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. (d/b/a Triarc Restaurant Group) ("Arby's"). Royal Crown produces and sells soft drink concentrates used in the production and distribution of soft drinks by independent bottlers under the brand names RC COLA, DIET RC COLA, DIET RITE COLA, DIET RITE flavors, NEHI, NEHI LOCKJAW, UPPER 10 and KICK. RC COLA is the third largest national brand cola and is the only national brand cola alternative available to non-Coca-Cola and non-Pepsi-Cola bottlers. Royal Crown is also the exclusive supplier of cola concentrate to Cott Corporation ("Cott"), which sells private label soft drinks to major retailers in the United States, Canada, the United Kingdom, Australia, Japan, Spain and South Africa.

   Arby's is the world's largest franchise restaurant system specializing in roast beef sandwiches with an estimated market share in 1996 of approximately 73% of the roast beef sandwich segment of the quick-service sandwich restaurant category. In addition, Arby's believes that it is the 11th largest restaurant chain in the United States, based on domestic system-wide sales. Worldwide sales for the Arby's system were approximately $2.0 billion in 1996. Arby's acts both as a franchisor and as an owner and operator in a system that included 3,022 restaurants as of December 31, 1996, of which 355 were company-owned.

   RCAC is a wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings"), 94.6% of which in turn is owned by Triarc, and the remaining 5.4% of which is owned by a wholly-owned subsidiary of Triarc. Triarc is a public corporation, the Class A Common Stock of which (the only class of Triarc's voting securities) is traded on the New York Stock Exchange.

   RCAC was incorporated in 1982 in Florida under the name "Royal Crown Corporation" and reincorporated in Delaware in 1994. Royal Crown was incorporated in 1978 in Delaware and, through its predecessor corporations, has been in business since 1905. Arby's was incorporated in 1964 in Ohio and reincorporated in Delaware in 1994. The principal executive offices of each of RCAC and Arby's are located at 1000 Corporate Drive, Fort Lauderdale, Florida 33334. The telephone number at such offices is (954) 351-5600. The principal executive offices of Royal Crown are located in White Plains, New York. Reference herein to the "Company" includes collectively RCAC, Royal Crown and Arby's, unless the context indicates otherwise.

STRATEGIC ALTERNATIVES

   SPINOFF TRANSACTIONS

   In October 1996 Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the IRS that the Spinoff Transactions will be tax-free to Triarc and its subsidiaries and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact, if any, of its proposed acquisition of Snapple Beverage Corp. (which it announced on March 27, 1997) on the anticipated structure of the Spinoff Transactions.

   A registration statement has not been filed with the Securities and Exchange Commission with respect to the proposed offering of common stock of Triarc's restaurant and beverage businesses. The offering of common stock will be made only by means of a prospectus. The common stock may not be sold, nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy such common stock, nor will there be any sale of the common stock in any state in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

   TRIARC BEVERAGE GROUP

   In October 1996 Triarc also announced the establishment of the Triarc Beverage Group, which oversees the operations of Royal Crown and Mistic Brands, Inc. ("Mistic"), Triarc's other beverage subsidiary. Michael Weinstein, the chief executive officer of Mistic and Royal Crown is the chief executive officer of the Triarc Beverage Group and has direct operating responsibility for both companies. John Carson, the chairman of Royal Crown, is chairman of Triarc Beverage Group and oversees international operations, private label sales, domestic strategic franchising and industry affairs. The Triarc Beverage Group is in the process of consolidating its headquarters operations in White Plains, New York. Royal Crown and Mistic continue to operate independent sales and marketing operations to serve their different distribution systems and marketplace needs. The finance, administrative and operational functions of the two companies are being consolidated to maximize efficiencies.

   SALE OF COMPANY-OWNED RESTAURANTS

   On February 13, 1997, Arby's, Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC"), each a wholly-owned subsidiary of the Company, entered into a stock purchase agreement with RTM, Inc. ("RTM") and RTM

Partners Inc. ("Holdco") pursuant to which Holdco would acquire from ARDC, ARHC and AROC (the "Sellers") all of the stock of two corporations ("Newco") owning all of the Sellers' 355 company-owned Arby's restaurants. The purchase price is approximately $71 million, consisting primarily of the assumption of approximately $69 million in mortgage indebtedness and capitalized lease obligations. The consummation of the transaction is subject to customary closing conditions, including receipt of necessary consents and regulatory approvals.

   In connection with the transaction, the Sellers will receive options to purchase from Holdco up to an aggregate of 20% of the common stock of Newco. RTM, Holdco and two affiliated entities also agreed to enter into a guarantee in favor of the Sellers and Triarc guaranteeing payment of, among other things, the assumed debt obligations. RTM has also agreed to cause Newco to build an additional 190 Arby's restaurants over the next 14 years pursuant to a development agreement. This is in addition to a previous commitment RTM entered into in 1996 to build an additional 210 Arby's restaurants.

   Arby's future role in the Arby's system as a franchisor will be to enhance the strength of the Arby's brand by increasing the number of restaurants in the Arby's system and by establishing a "cut above" positioning for the Arby's brand through upgraded menu items and facilities, while continuing to bring new concepts to the system, such as P.T. Noodles, ZuZu and T.J. Cinnamons. See " Item 1. -- Business Segments -- Restaurants."

   CHANGE IN FISCAL YEAR

   Effective January 1, 1997, the Company adopted a 52/53 week fiscal convention pursuant to which the Company's fiscal year will end on the Sunday closest to December 31. Each fiscal year will be comprised of four 13 week fiscal quarters, although in some years the fourth quarter will represent a 14 week period.

BUSINESS SEGMENTS

                            BEVERAGES (ROYAL CROWN)

   Royal Crown produces and sells concentrates used in the production of soft drinks which are sold domestically and internationally to independent, licensed bottlers who manufacture and distribute finished beverage products. Royal Crown's major products have significant recognition and include: RC COLA, DIET RC COLA, DIET RITE COLA, DIET RITE flavors, NEHI, UPPER 10, and KICK. Further, Royal Crown is the exclusive supplier of cola concentrate to Cott.

   RC Cola is the third largest national brand cola and is the only national brand cola available to non-Coca-Cola and non-Pepsi-Cola bottlers. DIET RITE is available in a cola as well as various other flavors and formulations and is the only national brand that is sugar-free (sweetened with 100% aspartame, a non-nutritive sweetener), sodium-free and caffeine-free. DIET RC COLA is the no-calorie version of RC COLA containing aspartame as its sweetening agent. NEHI is a line of approximately 20 flavored soft drinks, UPPER 10 is a lemon-lime soft drink and KICK is a citrus soft drink. Royal Crown's share of the overall domestic carbonated soft drink market was approximately 1.9% in 1996 according to Beverage Digest/Maxwell estimates. Royal Crown's soft drink brands have approximately a 2.1% share of national supermarket volume, as measured by data of Information Resources, Inc. ("IRI").

   BUSINESS STRATEGY

   Royal Crown's management is pursuing business strategies designed to strengthen its distribution system, make more effective use of its marketing resources, continue the expansion of its international and private label businesses, develop new packages and concentrate resources on its core brands. Additionally, in January 1997, Triarc sold its interest in Saratoga Beverage Group, Inc. ("Saratoga") and Royal Crown terminated its relationship with

Saratoga. Royal Crown has also decided to discontinue selling Royal Crown Draft Cola as a finished product. Royal Crown is evaluating the possibility of selling concentrate for that product.

   ADVERTISING AND MARKETING

   A principal determinant of success in the soft drink industry is the ability to establish a recognized brand name, the lack of which serves as a significant barrier to entry to the industry. Advertising, promotions and marketing expenditures in 1994, 1995 and 1996 were approximately $78.2 million, $86.2 million and $76.8 million, respectively. Royal Crown believes that its products continue to enjoy nationwide brand recognition.

   ROYAL CROWN'S BOTTLER NETWORK

   Royal Crown sells its flavoring concentrates for branded products to independent licensed bottlers in the United States and 61 foreign countries, including Canada. Consistent with industry practice, each bottler is assigned an exclusive territory within which no other bottler may distribute Royal Crown branded soft drinks. As of December 31, 1996, Royal Crown products were packaged and/or distributed domestically in 156 licensed territories, by 174 licensees, covering 50 states. There were a total of 56 production centers operating pursuant to 49 production and distribution agreements and 124 distribution only agreements.

   Royal Crown enters into a license agreement with each of its bottlers which it believes is comparable to those prevailing in the industry. The duration of the license agreements varies, but Royal Crown may terminate any such agreement in the event of a material breach of the terms thereof by the bottler that is not cured within a specified period of time.

    Royal Crown's ten largest bottler groups accounted for 63.6% and 68.4% of Royal Crown's domestic unit sales of concentrate for branded products during 1995 and 1996, respectively. The two largest bottler groups, Chicago Bottling Group, and Beverage America, accounted for 20.1% and 10.2%, respectively, of Royal Crown's domestic unit sales of concentrate for branded products during 1995 and 21.9% and 9.3%, respectively, during 1996.

   PRIVATE LABEL

   Royal Crown believes that private label sales through Cott, a leading supplier of private label soft drinks, represent an opportunity to benefit from the increased emphasis by national retailers on the development and marketing of quality store brand merchandise at competitive prices. Royal Crown's private label sales began in late 1990 and, as Cott's business expanded, more than tripled from calendar year 1992 to calendar year 1994. Unit sales to Cott declined in 1995, according to Cott, as a result of a significant reduction in worldwide Cott system inventories and a slowing of the rapid growth Cott's business has experienced. In 1996, sales to Cott rebounded as Cott's business grew and its inventory normalized as Cott increased its purchases from Royal Crown for certain non-cola concentrates. In 1994, 1995 and 1996, revenues from the Cott business represented approximately 14.2%, 12.1% and 12.6%, respectively, of Royal Crown's total revenues.

   Royal Crown provides concentrate to Cott pursuant to a concentrate supply agreement entered into in 1994 (the "Cott Worldwide Agreement"). Under the Cott Worldwide Agreement, Royal Crown is Cott's exclusive worldwide supplier of cola concentrates for retailer-branded beverages in various containers. In addition, Royal Crown also supplies Cott with non-cola carbonated soft drink concentrates. The Cott Worldwide Agreement requires that Cott purchase at least 75% of its total worldwide requirements for carbonated soft drink concentrates from Royal Crown. The initial term of the Cott Worldwide Agreement is 21 years, with multiple six-year extensions.

   Cott delivers the private label concentrate and packaging materials to independent bottlers for bottling. The finished private label product is then shipped to Cott's trade customers, including major retailers such as Wal-Mart, A&P and Safeway. The Cott Worldwide Agreement provides that, as long as Cott purchases a specified minimum number of units of private label concentrate in each year of the Cott Worldwide Agreement, Royal Crown will not manufacture and sell private label carbonated soft drink concentrates to parties other than Cott anywhere in the world.

   Through its private label program, Royal Crown develops new concentrates specifically for Cott's private label accounts. The proprietary formulae Royal Crown uses for its private label program are customer specific and differ from those of Royal Crown's branded products. Royal Crown works with Cott to develop a concentrate according to each trade customer's specifications. Royal Crown retains ownership of the formulae for such concentrates developed after the date of the Cott Worldwide Agreement, except upon termination of the Cott Worldwide Agreement as a result of breach or non-renewal by Royal Crown.

   PRODUCT DISTRIBUTION

   Bottlers distribute finished product through four major distribution channels: take home (consisting of food stores, drug stores, mass merchandisers, warehouses and discount stores); convenience (consisting of convenience stores and retail gas station mini-markets); fountain/food service (consisting of fountain syrup sales and restaurant single drink sales); and vending (consisting of bottle and can sales through vending machines). The take home channel is the principal channel of distribution for Royal Crown products. According to IRI data, the volume of Royal Crown products in food stores and drug stores in 1996 was down approximately 7% and 9%, respectively, as compared to 1995, while the volume of Royal Crown products in mass merchandisers was down approximately 12% in 1996. Royal Crown brands historically have not been broadly distributed through vending machines or convenience outlets; in 1996, the volume of Royal Crown products in the convenience channel was down approximately 10% as compared to 1995.

   INTERNATIONAL

   Sales outside the United States accounted for approximately 9.9% , 9.6% and 10.3% of Royal Crown's sales in 1994, 1995, and 1996, respectively. Sales outside the United States of branded concentrates accounted for approximately 8.9%, 10.2% and 12.3% of branded concentrate sales in 1994, 1995 and 1996, respectively. As of December 31, 1996, 90 bottlers and 13 distributors sold Royal Crown brand products outside the United States in 61 countries, with international sales in 1996 distributed among Canada 11.3%, Latin America and Mexico 29.8%, Europe 33.3%, the Middle East/Africa 14.7% and the Far East 10.9%. While the financial and managerial resources of Royal Crown have been focused on the United States and Canada, Royal Crown's management believes significant opportunities exist in international markets. In those countries where Royal Crown brands are currently distributed, Royal Crown traditionally has provided limited advertising support due to capital constraints. New bottlers were added in 1996 to the following international markets: Brazil
(2), Sweden, Poland, Argentina, Korea, Syria and the C.I.S/Baltics (2).

   PRODUCT DEVELOPMENT AND RAW MATERIALS

   Royal Crown believes that it has a reputation as an industry leader in product innovation. Royal Crown introduced the first national brand diet cola in 1961. The DIET RITE flavors line was introduced in 1988 to complement the cola line and to target the non-cola segment of the market, which has been growing faster than the cola segment due to a consumer trend toward lighter beverages. In 1997, Royal Crown introduced a new version of DIET RITE COLA.

   From time to time, Royal Crown purchases as much as a year's supply of certain raw materials to protect itself against supply shortages, price increases and/or political instabilities in the countries from which such raw materials are sourced. Flavoring ingredients and sweeteners are generally available on the open market from several sources.

                             RESTAURANTS (ARBY'S)

TRIARC RESTAURANT GROUP

   In June 1996 the Company announced that Arby's would do business under the name Triarc Restaurant Group to reflect the Company's commitment to the multi-branded restaurant concept. See " -- Multi-Branding" below.

SALE OF COMPANY-OWNED RESTAURANTS

   On February 13, 1997, Arby's, ARDC, ARHC and AROC, each a wholly-owned subsidiary of the Company, entered into a stock purchase agreement with RTM and Holdco pursuant to which Holdco would acquire from the Sellers (ARDC, ARHC and AROC) all of the stock of Newco which will own all of the Sellers' 355 company-owned Arby's restaurants. The purchase price is approximately $71 million, consisting primarily of the assumption of approximately $69 million in mortgage indebtedness and capitalized lease obligations. The consummation of the transaction is subject to customary closing conditions, including receipt of necessary consents and regulatory approvals.

GENERAL

   Arby's is the world's largest franchise restaurant system specializing in slow-roasted meat sandwiches with an estimated market share in 1996 of approximately 73% of the roast beef sandwich segment of the quick service sandwich restaurant category. In addition, the Company believes that Arby's is the 11th largest quick service restaurant chain in the United States, based on domestic system-wide sales. As of December 31, 1996, Arby's restaurant system consisted of 3,022 restaurants, of which 2,859 operated within the United States and 163 operated outside the United States. As of December 31, 1996, Arby's owned and operated 355 restaurants and the remaining 2,667 restaurants were owned and operated by franchisees. At December 31, 1996, all but 16 restaurants outside the United States were franchised. System-wide sales were approximately $1.8 billion in 1994, approximately $1.9 billion in 1995 and approximately $2.0 billion in 1996.

   In addition to its various slow-roasted meat sandwiches, Arby's restaurants also offer a selected menu of chicken, submarine sandwiches, side-dishes and salads. A breakfast menu is also available at some Arby's restaurants. In addition, Arby's has entered into agreements with three multi-branding partners and intends to expand its multi-branding efforts which will add other brands' items to Arby's menu items at such multi-branded restaurants. See "-- Multi-Branding" below.

   Arby's revenues are derived from three principal sources: (i) sales at company-owned restaurants (which will terminate upon the closing of the transaction with RTM, see "Item 1. -- Business -- Strategic Alternatives");
(ii) royalties from franchisees and (iii) one-time franchise fees from new franchisees. During 1994, 1995, and 1996 approximately 77% , 80% and 80% respectively, of Arby's revenues were derived from sales at company-owned restaurants and approximately 23% , 20%, and 20% respectively, were derived from royalties and franchise fees.

INDUSTRY

   The U.S. restaurant industry is highly fragmented, with approximately 415,000 units nationwide. Industry surveys indicate that the largest chains accounted for approximately 18% of all units and 30% of all industry sales in 1996. According to data compiled by the National Restaurant Association, total domestic restaurant industry sales were estimated to be approximately $200 billion in 1996, of which approximately $98 billion was estimated to be in the quick service restaurant ("QSR") or fast food segment.

ARBY'S RESTAURANTS

   The first Arby's restaurant opened in Youngstown, Ohio in 1964. As of December 31, 1996, Arby's restaurants were being operated in 48 states and 13 foreign countries. At December 31, 1996, the five leading states by number of operating units were: Ohio, with 234 restaurants; Texas, with 183 restaurants; California, with 166 restaurants; Michigan, with 155 restaurants; and Florida, with 150 restaurants. The leading country outside the United States is Canada with 111 restaurants.

   Arby's restaurants in the United States and Canada typically range in size from 700 square feet to 4,000 square feet. Restaurants in other countries typically are larger than U.S. and Canadian restaurants. Restaurants typically have a manager, assistant manager and as many as 20 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

   The following table sets forth the number of company-owned and franchised Arby's restaurants at December 31, 1994, 1995 and 1996.

                                   THROUGH DECEMBER 31, 1996
                                   -------------------------
                                     1994     1995     1996
                                    ------   ------   -----

Company-owned restaurants..........    288      373      355
Franchised restaurants.............  2,500    2,577    2,667
                                    ------   ------   ------
      Total restaurants............  2,788    2,950    3,022
                                    ======   ======   ======

    From April 1993 through December 31, 1995, Arby's had an accelerated program of opening company-owned restaurants. Arby's opened 49 company-owned restaurants in 1995, as compared to nine company-owned restaurants in 1994 and five company-owned restaurants in 1993. In 1996, new restaurant openings slowed down as management focused resources on converting existing restaurants to multi-brand restaurants and upgrading facilities offering an expanded menu. In 1996 Arby's opened three company-owned restaurants. In order to facilitate new company-owned restaurant openings, in 1995 and 1996, RC/Arby's, ARDC and ARHC entered into a series of transactions including loan agreements with FFCA Mortgage Corp. (formerly known as FFCA Acquisition Corp.), a subsidiary of Franchise Finance Corporation of America, pursuant to which they borrowed, in the aggregate, $62.7 million ($58.4 million of which was outstanding as of December 31, 1996), of the $87.3 million available under such agreements. In February 1997, the Company entered into an agreement with RTM to sell to an affiliate of RTM all of the 355 company-owned Arby's restaurants. See "Item 1. Business -- Strategic Alternatives."

FRANCHISE NETWORK

    At December 31, 1996, there were 571 Arby's franchisees operating 2,667 separate locations. The initial term of the typical "traditional" franchise agreement is 20 years. As of December 31, 1996, Arby's did not offer any financing arrangements to its franchisees, except that in certain development agreements Arby's has made available extended payment terms.

    As of December 31, 1996, Arby's had received prepaid commitments for the opening of up to 429 new domestic franchised restaurants over the next ten years. Arby's plans opening approximately 115 new domestic franchised restaurants in 1997. Arby's also expects that 20 new franchised restaurants outside of the United States will open in 1997. In addition, as noted above, RTM has agreed to cause Newco to build an additional 190 Arby's restaurants pursuant to a development agreement. See "Item 1. -- Business -- Strategic Alternatives." Arby's also has territorial agreements with international franchisees in five countries at December 31, 1996. Under the terms of these territorial agreements, many of the international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries, and, in some cases, the right to sub-franchise Arby's restaurants. Arby's management expects that future international franchise agreements will more narrowly limit the geographic exclusivity of the franchisees and prohibit sub-franchise arrangements.

    Arby's offers franchises for the development of both single and multiple "traditional" restaurant locations. All franchisees are required to execute standard franchise agreements. Arby's standard U.S. franchise agreement currently provides for, among other things, an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment based on 4.0% of restaurant sales for the term of the franchise agreement. As a result of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees during 1996 was 3.1%. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee referred to above, during the development process for a new traditional restaurant.

    In December 1994, Arby's began granting development agreements which give developers rights to develop Arby's limited menu restaurants in conjunction with either an existing operating food service or other business in non-traditional locations for a specified term. These agreements require a $1,000 development deposit per store which is then applied toward royalties which are to be paid at a rate of 10% of sales (which includes the AFA contribution referred to below). The developer/franchisee is required to sign an individual franchise agreement for a term of five years. As of December 31, 1996, there were 30 franchised limited menu restaurants in operation.

    Franchised restaurants are operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. Arby's continuously monitors franchisee operations and inspects restaurants periodically to ensure that company practices and procedures are being followed.

MULTI-BRANDING

    Arby's continues to pursue the development of a multi-branding strategy, which allows a single restaurant to offer the consumer distinct, but complementary, brands at the same restaurant. Collaborating to offer a broader menu is intended to increase sales per square foot of facility space, a key measure of return on investment in retail operations. Arby's has obtained exclusive worldwide rights to operate or grant franchises to operate ZuZu restaurants, which offer handmade Mexican food, at multi-brand locations. In addition, in 1995 Arby's acquired P.T. Noodle's, which offers a variety of Asian, Italian and American dishes based on serving corkscrew noodles with a variety of different sauces. In August 1996, Arby's completed the purchase of the tradenames, trademarks, service marks, logos, signs, recipes, secret formulas and technical information of T.J. Cinnamons, Inc., an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products. As of March 1, 1997, 22 company-owned Arby's restaurants were multi-brand locations, including 14 that offer P.T. Noodles' products, five that offer ZuZu's products and three that offer T.J. Cinnamons' products.

ADVERTISING AND MARKETING

    Arby's advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made by local advertising cooperatives in which owners of local franchised restaurants and Arby's, to the extent that it owns local company-owned restaurants, participate. Franchisees and Arby's contribute 0.7% of gross sales to the Arby's Franchise Association ("AFA"), which produces advertising and promotion materials for the system. Each franchisee is also required to spend a reasonable amount, but not less than 3% of its monthly gross sales, for local advertising. This amount is divided between the franchisee's individual local market advertising expense and the expenses of a cooperative area advertising program with other franchisees who are operating Arby's restaurants in that area. Contributions to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly gross sales. In 1994, 1995 and 1996, Arby's expenditures for advertising and marketing in support of company-owned stores were $17.2 million, $22.4 million, and $25.8 million, respectively.

QUALITY ASSURANCE

    Arby's has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at each of its franchised restaurants. A full-time quality assurance employee is assigned to each of the four independent processing facilities that process roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity. In addition, a laboratory at Arby's headquarters tests samples of roast beef periodically from each franchisee. Each year, representatives of Arby's conduct unannounced inspections of operations of each franchisee to ensure that Arby's policies, practices and procedures are being followed. Arby's field representatives also provide a variety of on-site consultative services to franchisees.

PROVISIONS AND SUPPLIES

    Arby's roast beef is provided by four independent meat processors. Franchise operators are required to obtain roast beef from one of the four approved suppliers. Arby's, through the non-profit purchasing cooperative ARCOP, Inc. ("ARCOP"), which negotiates contracts with approved suppliers on behalf of Arby's and its franchisees, has entered into "cost-plus" contracts and purchases with these suppliers. Arby's believes that satisfactory arrangements could be made to replace any of its current roast beef suppliers, if necessary, on a timely basis.

    Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets Arby's specifications and approval, which products are available from numerous suppliers. Food, proprietary paper and operating supplies are also made available, through national contracts employing volume purchasing, to Arby's franchisees through ARCOP.

GENERAL

    TRADEMARKS

    Royal Crown considers its concentrate formulae, which are not the subject of any patents, to be trade secrets. In addition, RC COLA, DIET RC, ROYAL CROWN, ROYAL CROWN DRAFT COLA, DIET RITE, NEHI, NEHI LOCKJAW, UPPER 10, KICK and THIRST THRASHER are registered as trademarks in the United States, Canada and a number of other countries. Royal Crown believes that such trademarks are material to its business.

    Arby's is the sole owner of the ARBY'S trademark and considers it, and certain other trademarks owned or licensed by Arby's, to be material to its business. Pursuant to its standard franchise agreement, Arby's grants each of its franchisees the right to use Arby's trademarks, service marks and trade names in the manner specified therein.

    The material trademarks of Royal Crown and Arby's are registered in the U.S. Patent and Trademark Office and various foreign jurisdictions. Royal Crown's and Arby's rights to such trademarks in the United States will last indefinitely as long as they continue to use and police the trademarks and renew filings with the applicable governmental offices. No challenges have arisen to Royal Crown's or Arby's right to use the foregoing trademarks in the United States.

    COMPETITION

    The Company's two businesses operate in highly competitive industries. Many of the major competitors in these industries have substantially greater financial, marketing, personnel and other resources than does the Company or Triarc.

    Royal Crown's soft drink products compete generally with all liquid refreshments and in particular with numerous nationally-known soft drinks such as Coca-Cola and Pepsi-Cola. Royal Crown competes with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by Royal Crown's distributors, most of which also distribute other beverage brands. The principal methods of competition in the beverage industry include product quality and taste, brand advertising, trade and consumer promotions, pricing, packaging and the development of new products.

    Arby's faces direct and indirect competition from numerous well established competitors, including national and regional fast food chains, such as McDonald's, Burger King, Wendy's and Boston Market. In addition, Arby's competes with locally owned restaurants, drive-ins, diners and other food service establishments. Key competitive factors in the QSR industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

    In recent years, both the beverage and restaurant businesses have experienced increased price competition resulting in significant price discounting throughout these industries. Price competition has been especially intense with respect to sales of beverage products in food stores, with local bottlers granting significant discounts and allowances off wholesale prices in order to maintain or increase market share in the food store segment. When instituting its own discount promotions, Arby's has experienced increases in sales but, with respect to company-owned restaurant operations, lower gross margins. While the net impact of price discounting in the soft drink and QSR industries cannot be quantified, such practices could have an adverse impact on the Company.

    WORKING CAPITAL

    Royal Crown's and Arby's working capital requirements are generally met through cash flow from operations. Accounts receivable of Royal Crown are generally due in 30 days and Arby's franchise royalty fee receivables are due within 10 days after each month end.

    GOVERNMENTAL REGULATIONS

    Each of the Company's two business segments is subject to a variety of federal, state and local laws, rules and regulations.

      Arby's is subject to regulation by the Federal Trade Commission and state laws governing the offer and sale of franchises and the substantive aspects of the franchisor-franchisee relationship. In addition, Arby's is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. Pursuant to an amendment to the Fair Labor Standards Act, the federal minimum wage was increased from $4.25 per hour to $4.75 per hour, effective October 1, 1996, with an additional increase to $5.15 per hour to become effective on September 1, 1997. Significant numbers of the food service personnel at Arby's restaurants are paid at rates related to the federal and state minimum wage, and increases in the minimum wage may therefore increase the labor costs of Arby's and its franchisees. Arby's is also subject to the Americans with Disabilities Act (the "ADA"), which requires that all public accommodations and commercial facilities meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although Arby's management believes that its facilities are substantially in compliance with these requirements, Arby's may incur additional costs to comply with the ADA. However, the Company does not believe that such costs will have a material adverse effect on the Company's consolidated financial position or results of operations. From time to time, Arby's has received inquiries from federal, state and local regulatory agencies or has been named as a party to administrative proceedings brought by such regulatory agencies. The Company does not believe that any such inquiries or proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

    The production and marketing of Royal Crown beverages are subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of Royal Crown products. In addition, Royal Crown's dealings with their licensees and/or distributors may, in some jurisdictions, be subject to state laws governing licensor-licensee or distributor relationships.

    Except as described herein, the Company is not aware of any pending legislation that in its view is likely to affect significantly the operations of the Company's subsidiaries. The Company believes that the operations of its subsidiaries comply substantially with all applicable governmental rules and regulations.

    ENVIRONMENTAL MATTERS

    Certain of the Company's operations are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of such hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. The Company cannot predict the amount of future expenditures which may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. The Company believes that its operations comply substantially with all applicable environmental laws and regulations.

   In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. In 1994, as a result of tests necessitated by the removal of four underground storage tanks at Royal Crown's no longer used distribution site in Miami, Florida, hydrocarbons were discovered in the groundwater. Assessment is proceeding under the direction of the Dade County Department of Environmental Resources Management ("DERM") to determine the extent of the contamination. Remediation has commenced at this site, and management estimates that total remediation costs (in excess of amounts incurred through December 31, 1996) will be approximately $135,000, depending on the actual extent of the contamination. Additionally, in 1994 the Texas Natural Resources Conservation Commission approved the remediation of hydrocarbons in the groundwater by Royal Crown at its former distribution site in San Antonio, Texas. Remediation has commenced at this site. Management estimates the total cost of remediation to be approximately $110,000 (in excess of amounts incurred through December 31, 1996), of which 60-70% is expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund. Royal Crown has incurred actual costs of $439,000, in the aggregate, through December 31, 1996 for these matters. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated results of operations or financial position. See "Item 7. Management's Discussion and Analysis of
Financial  Condition  and  Results of  Operations  --  Liquidity  and  Capital
Resources."

    SEASONALITY

    The beverage and restaurant businesses are seasonal. In such businesses, the highest sales occur during spring and summer (April through September). However, the Company's consolidated financial results are not materially affected by these seasonal factors.

    EMPLOYEES

    As of December 31, 1996, Arby's employed approximately 7,035 personnel, including approximately 925 salaried personnel and approximately 6,110 hourly personnel. As of such date, Royal Crown employed approximately 200 personnel, including approximately 170 salaried personnel and approximately 30 hourly personnel. The Company's management believes that employee relations are satisfactory. At December 31, 1996, none of the Company's employees were represented by labor unions.

Item 2. Properties.

   The Company  maintains  a large  number of diverse  properties.  Management believes that these properties, taken as a whole, are generally well maintained and are adequate for current and foreseeable business needs. The majority of the properties are leased. Except as set forth below, substantially all of the Company's materially important physical properties are being fully utilized.

   Certain information about the major plants and facilities maintained by each of the Company's two business segments as of December 31, 1996 is set forth in the following table:

         Segment             Facilities-Location    Land Title  Floor Space
         -------             -------------------    ----------  -----------
         Beverages.........  Concentrate Mfg.:
                              Columbus, GA
                              (including office)      1  owned    216,000
                              Cincinnati, OH          1  leased    23,000
                             Corporate Headquarters   1  leased    19,180*

         Restaurant........  355 Restaurants:        75  owned         **
                              (all but 16           280  leased
                               locations
                               throughout the
                               United States)
                             Corporate Headquarters   1  leased    58,429*

         Inactive Facilities

         Restaurant........  Restaurants              1  owned         **
                                                     10  leased

----------------
* Royal Crown and Arby's also share 18,759 square feet of common space in the Company's corporate headquarters located in Fort Lauderdale, FL. In connection with the formation of the Triarc Beverage Group, approximately one half of a 32,320 square foot lease obligation for Mistic's headquarters in White Plains, NY has been assumed by Royal Crown.

** While Arby's restaurants range in size from approximately 700 square feet to 4,000 square feet, the typical company-owned Arby's restaurant in the United States is approximately 2,570 square feet. It is expected that all of the company-owned Arby's restaurants will be sold. See "Item 1. Business -- Strategic Alternatives" and "Business Segments -- Restaurants".

   Arby's also owns seven and leases fifteen restaurants which are leased or sublet principally to franchisees. Substantially all properties are pledged as collateral for certain debt.

Item 3.  Legal Proceedings.

   On February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.5 million. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding on the ground that the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and therefore AR has no valid breach of contract claim, as well as a declaration that AR's commencement of suspension of payments proceedings in February 1995 had automatically terminated the master development agreement. In the civil court proceeding, the court denied a motion by Arby's to suspend the proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. Arby's is contesting AR's claims vigorously and believes that it has meritorious defenses to AR's claims.

   Other matters arise in the ordinary course of the Company's business, and it is the opinion of management that the course of any such matter, or all of them combined, will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders.

   Not applicable.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


   All of the Company's common stock is owned by CFC Holdings, 94.6% of which in turn is owned by Triarc, and the remaining 5.4% of which is owned by a wholly-owned subsidiary of Triarc.

Item 6.   Selected Financial Data.
                                        Year Ended December 31,
                             ----------------------------------------------
                              1992      1993     1994     1995       1996
                              ----      ----     ----     ----       ----
                                             (In thousands)
Net sales...................$298,886 $314,686  $322,888 $389,591   $409,100
Royalties, franchise fees
   and other revenues.......  42,767   46,296    51,017   55,792     57,252
                             ------- --------  --------  -------   --------
Total revenues.............. 341,653  360,982   373,905  445,383    466,352
                             ------- --------  -------- --------   --------
Operating profit (loss).....  48,005    9,713 (a)30,074   (4,756)(b)(31,583)(c)
Income (loss) before extra-
   ordinary charges and
   cumulative effect of
   changes in accounting
   principles...............   1,779  (22,890)(a)(5,477) (33,650)(b)(50,558)(c)
Extraordinary charges.......       -   (7,059)        -        -          -
Cumulative effect of changes
   in accounting principles.       -   (1,891)        -        -          -
Net income (loss)...........   1,779  (31,840)(a)(5,477) (33,650)(b)(50,558)(c)
Total assets................ 293,950  355,059   340,842  394,220    360,444
Long-term debt and note
   payable to affiliate..... 106,612  288,394   291,349  357,938    287,810
Stockholder's equity
  (deficit) (d).............  63,792  (33,148)  (38,625) (63,410)  (113,968)
------------------
(a)Reflects  certain  significant  charges  recorded  during  1993 as follows:
   $21,305,000  charged  to  operating  profit  representing   $18,000,000  of
   facilities relocation and corporate restructuring relating to a change in control of the Company and $3,305,000 of other net charges; $18,507,000 charged to loss  before  extraordinary  charges  and  cumulative  effect of
   changes  in   accounting   principles   representing   the   aforementioned
   $21,305,000 charged to operating profit, $5,700,000 of other charges, less $8,498,000 of income tax benefit relating to the aggregate of the above
   charges;   and   $27,457,000   charged   to  net  loss   representing   the
   aforementioned $18,507,000 charged to loss before extraordinary charges and cumulative effect of changes in accounting principles, $7,059,000 of extraordinary charges from the early extinguishment of debt and $1,891,000 cumulative effect of changes in accounting principles.

(b)Reflects  certain  significant  charges  recorded  during  1995 as follows:
   $17,054,000 charged to operating loss representing a $14,647,000 charge for a reduction in the carrying value of long-lived assets impaired or to be disposed of and $2,407,000 of other charges; and $13,243,000 charged to loss before extraordinary charges and cumulative effect of changes in accounting principles and net loss representing the aforementioned $17,054,000 charged to operating loss, less $4,911,000 of income tax benefit relating to the aggregate of the above charges and plus a $1,100,000 provision for income tax contingencies.

(c)Reflects  certain  significant  charges  recorded  during  1996 as follows:
   $65,250,000 charged to operating loss representing a $58,900,000 charge for a reduction in the carrying value of long-lived assets impaired or to be disposed of and $6,350,000 of facilities relocation and corporate restructuring; and $41,107,000 charged to loss before extraordinary charges and cumulative effect of changes in accounting principles and net loss representing the aforementioned $65,250,000 charged to operating loss, less $24,143,000 of income tax benefit on the above charges.

(d)The Company has not paid any cash dividends on its common shares during any of the years presented. In 1993, the Company transferred as a dividend to CFC Holdings a $75.0 million promissory note which evidenced an intercompany loan from the Company to Triarc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

   This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company"). Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements" in "Part I" preceding "Item 1".

Results of Operations

   Trends affecting the restaurant segment (Arby's) in recent years include consistent growth of the restaurant industry as a percentage of total food-related spending, with the quick service restaurant ("QSR"), or fast food segment in which the Company operates (see below), being the fastest growing segment of the restaurant industry. In addition, there has been increased price competition in the QSR industry, particularly evidenced by the value menu concept which offers comparatively lower prices on certain menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting. Some QSR's have been adding selected higher-priced premium quality items to their menus, which appeal more to adult tastes and recover some of the margins lost in the discounting of other menu items. Assuming consummation of the RTM sale (see discussion below under "Liquidity and Capital Resources"), the Company's restaurant operations will be exclusively franchising.

   Trends affecting the beverage segment (Royal Crown) in recent years have included the increased market share of private label beverages, increased price competition throughout the industry, the development of proprietary packaging and the proliferation of new products being introduced including "premium" beverages.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

   Revenues increased $21.0 million (4.7%) to $466.4 million in 1996. Restaurant revenues increased $15.6 million (5.7%) to $288.3 million due to
(i) a $14.1 million increase in net sales principally resulting from the inclusion in 1996 of a full year of net sales for the 85 company-owned restaurants added in 1995 (net of closings) and a 0.5% increase in same-store sales and (ii) a $1.5 million increase in royalties, franchise fees and other revenues resulting primarily from a net increase of 90 (3.5%) franchised restaurants, a 0.8% increase in same-store sales of franchised restaurants and a 2.0% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates, the effects of which were partially offset by a $1.8 million decline in franchise fees resulting from fewer franchise store openings in 1996. Beverage revenues increased $5.4 million (3.1%) to $178.1 million due to (i) a $6.9 million increase in finished product sales (as opposed to concentrate) reflecting increased sales in the New York metropolitan area, the distribution rights to which were acquired during January 1995, as well as the full year effect of the 1995 addition of an herbal tea line and (ii) a $1.7 million volume increase in private label concentrate sales, all partially offset by a $3.2 million decrease in branded concentrate sales principally reflecting lower average selling prices.

   Gross profit (total revenues less cost of sales) increased $8.0 million to $213.5 million in 1996 while gross margins (gross profit divided by total revenues) were relatively unchanged at 45.8% in 1996 compared with 46.1% in 1995. Restaurant gross profit increased $7.2 million to $97.1 million due primarily to the effect of the increase in revenues described above and an increase in restaurant gross margins to 33.7% from 33.0%. The increase in restaurant gross margins was primarily due to lower beef costs and health insurance costs and an improvement in labor efficiencies due to fewer new store openings and related start-up costs in 1996 versus 1995, the effects of which were partially offset by a slightly lower percentage of royalties and franchise fees (with no associated cost of sales) to total revenues. Beverage gross profit increased $0.8 million to $116.4 million as a result of the effect of the increase in net sales volume noted above, substantially offset by a decline in gross margins to 65.4% from 66.9% due to the increased sales of lower-margin finished product noted above and lower average selling prices for branded concentrate.

   Advertising, selling and distribution expenses declined $6.0 million to $102.5 million in 1996. Advertising and selling expenses in the beverage segment declined $9.4 million primarily due to (i) a net reduction in media spending for branded concentrate products and Royal Crown Premium Draft Cola ("Draft Cola"), for which there had been higher costs in connection with its launch in mid-1995 and (ii) lower beverage coupon costs reflecting reduced bottler utilization, partially offset by a $2.0 million provision in 1996 for uncollectible trade receivables from MetBev, Inc. ("MetBev"), an affiliated distributor, which sold the distribution rights for Royal Crown products in New York City and certain surrounding counties in December 1996 and commenced the liquidation of its remaining assets and liabilities. Partially offsetting the decrease in the beverage segment, advertising and selling expenses in the restaurant segment increased $3.4 million primarily in response to competitive pressures, a larger company-owned store base and multi-brand restaurant development.

   General and administrative expenses decreased $9.7 million to $77.3 million in 1996, principally reflecting the effect of cost reduction efforts in both the restaurant and beverage segments and non- recurring 1995 charges of $2.1 million for the closing of certain unprofitable restaurants and a $1.2 million provision for the guarantee (the "MetBev Guarantee") of MetBev's third party accounts payable since MetBev had experienced in 1995 and continued to experience in 1996 significant losses from operations There was no similar provision for the guarantee in 1996 since MetBev made similar purchases from a subsidiary of the Company in 1996.

   The 1995 and 1996 reductions in carrying value of long-lived assets impaired or to be disposed of result from the application of the evaluation measurement requirements under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was adopted in 1995. The 1996 provision of $58.9 million was recorded to reduce the carrying value of certain long-lived assets and certain identifiable intangibles to estimated fair value relating to the estimated loss on the anticipated disposal of long-lived assets in connection with the planned sale of all company-owned restaurants (see further discussion below under "Liquidity and Capital Resources"). The reduction in carrying value of long-lived assets impaired or to be disposed of in the amount of $14.6 million in 1995 reflects a $12.0 million reduction in the net carrying value of certain restaurants and other long-lived restaurant assets which were determined to be impaired and a $2.6 million reduction in the net carrying value of certain other restaurants and equipment to be disposed of.

   The 1996 facilities relocation and corporate restructuring charge of $6.3 million results from (i) $3.7 million of estimated losses on planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space in excess of anticipated sublease proceeds as a result of the planned sale of company-owned restaurants discussed below under "Liquidity and Capital Resources" and the relocation of the headquarters of Royal Crown which are being centralized with the offices of Mistic Brands, Inc., Triarc's other beverage subsidiary, in White Plains, New York, (ii) $2.2 million of employee severance costs associated with the relocation of Royal Crown's headquarters and (iii) $0.4 million for the shutdown of the beverage segment's Ohio production facility.

   Interest expense increased $3.3 million to $42.9 million in 1996 principally due to the full year effect in 1996 of financing for capital spending at the restaurant segment through mortgage and equipment notes with

FFCA Mortgage Corporation ("FFCA") principally during the second through fourth quarters of 1995 ($58.4 million outstanding at December 31, 1996).

   Other income (expense), net was income of $0.6 million in 1996 compared with expense of $1.8 million in 1995. The favorable change between years was principally attributable to $1.4 million of lower losses on asset disposals and the nonrecurring 1995 write-down of a $1.0 million investment in MetBev.

   The Company's benefit from income taxes in 1996 and 1995 represented effective rates of 32% and 27%, respectively. Such benefit rate is higher in 1996 due to the reduced effect in 1996 of the amortization of non-deductible costs in excess of net assets of acquired companies ("Goodwill") of $2.0 million in each year as a result of the significantly greater 1996 pre-tax loss and a nonrecurring 1995 provision for income tax contingencies relating to the examination of the Company's income tax returns for the years 1989 through 1992 of $1.1 million.

Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

   Revenues increased $71.5 million (19.1%) to $445.4 million in 1995. Restaurant revenues increased $49.6 million (22.2%) due to (i) $50.1 million of net sales resulting from 85 additional company-owned restaurants (including acquired restaurants) to a total of 373 at the end of 1995, partially offset by a $5.3 million decrease in company-owned same-store sales due primarily to increased competitive discounting and a decline in the number of customer orders, (ii) a $3.5 million increase in royalties resulting from a net increase of 77 franchised restaurants, a 3.3% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates, and a 0.9% increase in franchised same-store sales and (iii) a $1.3 million increase in franchise fees and other revenues. Beverage revenues increased $21.9 million (14.5%) reflecting $20.8 million of finished beverage product sales arising from the Company's January 1995 acquisition of TriBev Corporation ("TriBev"). The remaining increase reflected sales from the launch of Draft Cola in the New York and Los Angeles metropolitan areas during the second quarter of 1995.

   Gross profit increased $7.0 million to $205.5 million in 1995 and margins decreased to 46.1% compared with 53.1% in 1994. Restaurant gross profit increased $6.8 million due primarily to the net increase in revenues described above, the effects of which were partially offset by a decline in restaurant margins to 33.0% from 37.3% due primarily to (i) $3.0 million of recurring costs associated with replacing the point-of-sale register system in all domestic company-owned restaurants and (ii) start-up costs associated with the significantly higher number of new restaurant openings (49 in 1995 versus 9 in 1994). Also affecting margins was the lower percentage of royalties and franchise fees to total revenues. Beverage gross profit increased $0.2 million while beverage margins decreased to 66.9% from 76.5% due to the inclusion in 1995 of the lower-margin finished product sales associated with TriBev and Draft Cola noted above.

   Advertising, selling and distribution expenses increased $13.2 million to $108.6 million in 1995. The increase consisted of (i) $8.0 million of higher expenses in the beverage segment, reflecting increased spending in connection with the introduction of Draft Cola and costs resulting from TriBev following its acquisition and (ii) $5.2 million of higher expenses in the restaurant segment primarily attributable to the increased number of company-owned restaurants and increased promotional food costs related to competitive discounting.

   General and administrative expenses increased $14.0 million to $87.0 million in 1995 due to (i) a $7.0 million increase in employee compensation, relocation and severance costs principally associated with building an infrastructure to facilitate the then growth plans primarily in the restaurant segment, (ii) a $2.1 million provision for the closing of certain unprofitable restaurants, (iii) $1.2 million attributable to TriBev, (iv) a $1.2 million provision for the MetBev Guarantee and (v) other general inflationary increases.

   The reduction in carrying value of long-lived assets impaired or to be disposed of $14.6 million in 1995 is discussed above.

   Interest expense increased $5.1 million to $39.6 million in 1995 due principally to $58.7 million of additional mortgage and equipment loans from FFCA and a $6.0 million net increase in borrowings from Triarc and its subsidiaries, which were used to finance capital expenditures and business acquisitions in the restaurant segment.

   Other income (expense), net amounted to expense of $1.8 million in 1995 compared with income of $0.6 million in 1994. The unfavorable change between years was principally attributable to $1.6 million of 1995 losses on asset disposals and the write-down of the $1.0 million investment in MetBev in 1995.

   The Company's benefit from income taxes in 1995 represented an effective rate of 27%, while the provision for income taxes in 1994 reflected an effective rate of (45%). The 1995 effective rate differed from the federal income tax statutory rate of 35% principally due to the effect of amortization of non- deductible Goodwill and the aforementioned $1.1 million provision for income tax contingencies. The 1994 effective rate differed from the statutory rate principally due to the effect of amortization of Goodwill and the effects of foreign and state income taxes, net of Federal benefit.

Liquidity and Capital Resources

   Consolidated cash decreased $2.3 million during 1996 to $7.4 million. Such decrease reflects cash used in investing activities (primarily capital expenditures and an acquisition described below) of $16.7 million partially offset by (i) cash provided by operating activities of $13.5 million and (ii) cash provided by financing activities (primarily borrowings from third parties and Triarc, net of repayments) of $0.9 million. The net cash provided by operating activities principally reflects non-cash charges for (i) the reduction in carrying value of long-lived assets of $58.9 million, (ii) depreciation and amortization of $25.1 million, (iii) provision for facilities relocation and corporate restructuring, net of payments, of $6.1 million and
(iv) provision for doubtful accounts and other items, net of $3.0 million, all partially offset by (i) a net loss of $50.6 million, (ii) benefit from deferred income taxes of $26.0 million and (iii) changes in operating assets and liabilities of $3.0 million. The cash used for operating assets and liabilities of $3.0 million reflects an increase in receivables of $7.6 million principally due to a $4.2 million increase in receivables from MetBev, higher beverage sales in the fourth quarter of 1996 versus 1995 and slower collections, partially offset by decreases in inventories and other current assets of $2.2 million and a net increase in accrued expenses and accounts payable of $2.4 million. The Company expects continued positive cash flows from operations during 1997.

   The $275.0 million aggregate principal amount of 9 3/4% senior secured notes due 2000 (the "Senior Notes") mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date. Interest at the rate of 9 3/4% per annum is payable semi-annually on February 1 and August 1 of each year. Obligations under the Senior Notes have been guaranteed by Royal Crown and Arby's and all of the stock and substantially all of the  personal  property  of Royal  Crown  and  Arby's  are  pledged  as collateral for such guarantees. The indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture") contains various covenants including, among others, restrictions on dividends and other similar payments and limitations on (i) the incurrence of indebtedness, (ii) asset dispositions, (iii) investments and (iv) affiliate transactions other than in the normal course of business. Under the terms of the Senior Note Indenture, as of December 31, 1996 RCAC could not pay any dividends, or make any loans or advances, to CFC Holdings.

   Two  subsidiaries of RCAC maintain loan and financing  agreements with FFCA which, as amended, permit borrowings in the form of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes") aggregating $87.3 million (the "FFCA Loan Agreements"). The Mortgage Notes and Equipment Notes are repayable in equal monthly installments, including interest, over twenty and seven years, respectively. As of December 31, 1996, borrowings under the FFCA Loan Agreements aggregated $62.7 million (including cumulative repayments of $4.3 million through December 31, 1996) resulting in remaining availability of $24.6 million through December 31, 1997 to finance new company-owned restaurants whose sites are identified to FFCA by September 30, 1997 on terms similar to those of outstanding borrowings. The assets of one of the borrowers, Arby's Restaurant Development Corporation, will not be available to pay creditors of Triarc, RCAC or Arby's until all loans under the FFCA Loan Agreements have been repaid in full. As discussed below, in February 1997 the Company entered into an agreement to sell all of its restaurants and, if such sale is consummated on terms as they currently exist, the buyer would assume $54.7 million of borrowings under the FFCA Loan Agreements, and the Company would have no further availability under these financing agreements.

   During 1996, the Company increased its net borrowings from Triarc and its subsidiaries by $3.7 million under promissory notes. The outstanding principal amounts of such promissory notes, aggregating $20.5 million of notes payable offset by a $1.6 million note receivable at December 31, 1996, consist of $12.0 million payable on demand, $1.8 million payable in 1997, $6.7 million payable in 1998 and $1.6 million receivable on demand. Subsequent to December 31, 1996, the Company borrowed an additional $11.8 million, net under the demand promissory note (the "Demand Note") payable to Triarc.

   In February 1997, the principal subsidiaries comprising the Company's restaurant segment entered into an agreement (the "RTM Agreement") with RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, pursuant to which certain of such subsidiaries would sell to an affiliate of RTM all of the 355 company-owned Arby's restaurants. The purchase price consists of cash and a promissory note aggregating $2.0 million and the assumption of approximately $54.7 million in Mortgage and Equipment Notes and substantially all capitalized lease obligations of approximately $15.0 million. The consummation of the sale is subject to customary closing conditions, including receipt of necessary consents and regulatory approvals, and is expected to occur during the second quarter of 1997. After the consummation of the sale, RTM's affiliate will operate the 355 restaurants as a franchisee and will pay royalties to the Company at a rate of 4% of those restaurants' net sales. As part of the transaction, RTM has agreed to build an additional 190 Arby's restaurants over the next 14 years pursuant to a development agreement. This is in addition to a previous commitment RTM entered into last year to build an additional 210 Arby's restaurants.

   Consolidated capital expenditures amounted to $16.2 million in 1996, which reflects significantly reduced spending levels from 1995, principally in the restaurant segment where fewer new company-owned restaurants were constructed. The Company expects that capital expenditures during 1997 will be approximately $6.0 million, which is significantly less than 1996 as a result of the cessation of restaurant- related spending due to the planned sale to RTM. As of December 31, 1996, there were approximately $0.5 million of outstanding commitments for such capital expenditures. The Company anticipates that it will meet its capital expenditure requirements through existing cash and cash flows from operations.

   In furtherance of the Company's growth strategy, the Company considers selective acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. In August 1996, the Company acquired the trademarks, service marks, recipes and proprietary formulas of T.J. Cinnamons, Inc., an operator and franchisor of retail bakeries specializing in gourmet cinnamon rolls and related products for cash of $2.0 million and the issuance of $1.8 million of debt.

   The Company is a party to a tax-sharing agreement with Triarc whereby the Company is required to pay amounts relating to taxes based on the taxable income of the Company and its eligible subsidiaries on a stand alone basis.

The Company had overpaid its 1993 tax obligation due to losses during the fourth quarter of 1993, and has experienced additional losses in 1994 through 1996. As a result, no subsequent payment has been required through December 31, 1996. The Company does not expect to be required to make any such payments during 1997.

   The Federal income tax returns of Triarc and its subsidiaries, including the Company, have been examined by the Internal Revenue Service ("IRS") for the tax years 1989 through 1992 and the IRS has issued notices of proposed adjustments relating to the Company increasing taxable income by approximately $13.0 million, the tax effect of which has not yet been determined. Triarc is contesting the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. However, management of the Company expects to be required to make payments in the latter part of 1997 relating to the portion of the adjustments that are agreed to.

   The Company maintains a defined benefit pension plan under which benefits are frozen. While the Company has no current plans to terminate the plan, should interest rates increase to a level at which there would be an insignificant cash cost to the Company to terminate the plan, the Company may decide to do so. As of December 31, 1996, based on the 4.75% interest rate as currently recommended by the Pension Benefit Guaranty Corporation (the "PBGC") for purposes of such calculation, the Company would have incurred a cash outlay of $2.1 million. Such liability upon plan termination is significantly dependent upon the interest rate assumed for such calculation purposes and, within a reasonable range, such contingent liability increases (decreases) by approximately $0.3 million for each 1/2% decrease (increase) in the assumed interest rate. Based upon current interest rates, the Company believes it would be able to liquidate the pension obligation for less than the $2.1 million determined using the PBGC rate should it choose to terminate the plan.

   In October 1996 Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the IRS that the Spinoff Transactions will be tax-free to Triarc and its subsidiaries and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact, if any, of its proposed acquisition of Snapple Beverage Corp. (which it announced on March 27, 1997) on the anticipated structure of the Spinoff Transactions. See "Item 1. -- Business -- Strategic Alternatives".

   Assuming consummation of the sale of company-owned restaurants to RTM, the Company's remaining restaurant operations will be exclusively franchising. Royalties and franchise fees amounted to $56.5 million in 1996 and will increase in 1997 from royalties relating to the restaurants sold to RTM. The Company believes that, without the restaurant operations, it will be able to reduce the operating costs of the restaurant segment and, together with substantially reduced capital expenditure requirements, improve its cash flows.

   As of December 31, 1996, the Company had cash of $7.4 million available to meet its cash requirements. The Company's cash requirements for 1997, exclusive of operating cash flows, consist principally of capital expenditures of approximately $6.0 million, funding for acquisitions, if any, and debt (including capitalized leases and affiliated note) principal repayments of $7.1 million, subject to the assumption of debt obligations included in the $7.1 million by RTM with respect to the RTM Agreement as discussed above, but excluding any repayments of the $12.0 million principal balance under the Demand Note, as discussed below. The Company anticipates meeting such requirements through existing cash and/or cash flows from operations and, to the extent cash is required other than for repayments to Triarc under the Demand Note, borrowings from Triarc to the extent available. The Company believes that it will not be required to make any repayments under the Demand
Note if the RTM sale is consummated and, if such sale is not consummated, it will be required to make repayments in 1997 only to the extent of its remaining cash balances in excess of its ongoing requirements for working capital. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations which should be improved assuming consummation of the restaurant sales to RTM as discussed above.

Contingencies

   In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Management estimates remediation costs will aggregate $0.7 million, of which $0.4 million has been expended to date, with approximately $0.2 million to $0.3 million expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund (the "Texas Fund") at one of the two sites.

   On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.5 million. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

   Based on currently available information and given (i) potential reimbursements by the Texas Fund discussed above and (ii) the Company's aggregate reserves for such legal and environmental matters of approximately $0.8 million as of December 1996, the Company does not believe that the legal and environmental matters referred to above, as well as ordinary routine litigation incidental to its businesses, will have a material adverse effect on its consolidated results of operations or financial position.

Inflation and Changing Prices

   Management believes that inflation did not have a significant effect on gross margins during 1994, 1995 and 1996, since inflation rates generally remained at relatively low levels. Historically, the Company has been successful in dealing with the impact of inflation to varying degrees within the limitations of the competitive environment of each segment of its business.

Recently Issued Accounting Pronouncements

   In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 provides guidance for the recognition and measurement of environmental liabilities and is effective as of January 1, 1997. While an evaluation of the impact of SOP 96-1 has not been completed, the Company does not believe it will have a material impact on its consolidated results of operations or financial position.

Item 8.     Financial Statements and Supplementary Data.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Independent Auditors' Report............................................  26
Consolidated Balance Sheets as of December 31, 1995 and 1996............  27
Consolidated Statements of Operations for the years ended
   December 31, 1994, 1995 and 1996.....................................  28
Consolidated Statements of Stockholder's Equity (Deficit) for the
   years ended December 31, 1994, 1995 and 1996.........................  29
Consolidated Statements of Cash Flows for the years ended
   December 31, 1994, 1995 and 1996.....................................  30
Notes to Consolidated Financial Statements..............................  32

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholder of RC/Arby's Corporation:

   We have audited the accompanying consolidated balance sheets of RC/Arby's Corporation (a wholly-owned subsidiary of CFC Holdings Corp.) and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.




DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 31, 1997

                       RC/ARBY'S CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                               December 31,
                                                              --------------
                                                              1995      1996
                                                              ----      ----
                                                              (In thousands)
                          ASSETS

Current assets:
  Cash...................................................   $  9,744   $ 7,411
  Receivables, net (Note 5)..............................     30,030    35,151
  Note receivable from affiliate (Note 15)...............      5,500     1,650
  Inventories (Note 6)...................................     14,870    12,110
  Assets held for sale (Note 4)..........................          -    71,116
  Deferred income tax benefit (Note 13)..................      5,971     8,568
  Prepaid expenses and other current assets..............      7,829     6,761
                                                            --------   -------
    Total current assets.................................     73,944   142,767

Properties, net (Note 7).................................    122,686    11,943
Unamortized costs in excess of net assets of acquired
  companies (Note 8).....................................    170,693   159,123
Deferred income tax benefit (Note 13)....................        793    24,231
Deferred costs and other assets (Note 9).................     26,104    22,380
                                                            --------   -------
                                                            $394,220  $360,444
                                                            ========  ========

          LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-term debt (Notes 11 and 12)....   $  3,697   $73,055
  Notes payable to affiliates (Note 11)..................     13,925    13,765
  Accounts payable.......................................     22,635    24,027
  Accrued expenses (Note 10).............................     52,042    61,744
                                                            --------   -------
    Total current liabilities............................     92,299   172,591

Long-term debt (Notes 11 and 12).........................    351,238   281,110
Note payable to affiliate (Note 11)......................      6,700     6,700
Deferred income and other liabilities....................      7,393    14,011
Commitments and contingencies (Notes 2, 4, 13, 17 and 18)

Stockholder's equity (deficit) (Notes 3, 4 and 11):
  Common stock, $1.00 par value; authorized 3,000 shares;
    issued and outstanding 1,000 shares..................          1         1
  Additional paid-in capital.............................     44,300    44,300
  Accumulated deficit....................................   (107,711) (158,269)
                                                            --------  --------
    Total stockholder's deficit..........................    (63,410) (113,968)
                                                            --------  --------
                                                            $394,220  $360,444
                                                            ========  ========

         See accompanying notes to consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
                                                    ------------------------
                                                    1994      1995      1996
                                                    ----      ----      ----
                                                         (In thousands)

Revenues:
  Net sales..................................... $322,888   $389,591  $409,100
  Royalties.....................................   46,670     50,135    53,639
  Franchise fees................................    3,653      4,648     2,834
  Other revenues................................      694      1,009       779
                                                  -------   --------   -------
                                                  373,905    445,383   466,352
                                                  -------   --------   -------

Costs and expenses:
  Cost of sales.................................  175,416    239,870   252,811
  Advertising, selling and distribution (Note 1)   95,419    108,584   102,535
  General and administrative (Notes 15 and 16)..   72,996     87,038    77,339
  Reduction in carrying value of long-lived
   assets impaired or to be disposed of
   (Notes 1 and 4)..............................        -     14,647    58,900
  Facilities relocation and corporate
   restructuring (Note 14)......................        -          -     6,350
                                                  -------   --------   -------
                                                  343,831    450,139   497,935
                                                  -------   --------   -------

     Operating profit (loss)....................   30,074     (4,756)  (31,583)

Interest expense................................  (34,433)   (39,565)  (42,883)
Other income (expense), net (Notes 15 and 19)...      586     (1,818)      562
                                                  -------   --------   -------

     Loss before income taxes...................   (3,773)   (46,139)  (73,904)

Benefit from (provision for) income taxes
 (Note 13)......................................   (1,704)    12,489    23,346
                                                  -------   --------   -------

     Net loss...................................  $(5,477)  $(33,650) $(50,558)
                                                  =======   ========  ========

         See accompanying notes to consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                  For the three years ended December 31, 1996






                                     Common Stock
                                     ------------    Additional
                                  Number               Paid-In   Accumulated
                                of Shares     Amount   Capital     Deficit
                                ---------     ------   -------     -------
                                                 (Dollars in thousands)

Balance at December 31, 1993..  10,445,000 $     104  $  35,332   $ (68,584)
   Recapitalization (Note 3).. (10,444,000)     (103)       103           -
   Net loss...................          -          -          -      (5,477)
                                ---------  ---------  ---------   ---------
Balance at December 31, 1994..      1,000          1     35,435     (74,061)
   Capital contribution
     from CFC Holdings Corp.
     (Note 15)...............           -          -      8,865           -
   Net loss...................          -          -          -     (33,650)
                                ---------  ---------  ---------   ---------
Balance at December 31, 1995..      1,000          1     44,300    (107,711)
   Net loss...................          -          -          -     (50,558)
                                ---------  ---------  ---------   ---------
Balance at December 31, 1996..      1,000  $       1  $  44,300   $(158,269)
                                =========  =========  =========   =========














         See accompanying notes to consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended December 31,
                                                    ------------------------
                                                    1994      1995      1996
                                                    ----      ----      ----
                                                         (In thousands)
Cash flows from operating activities:
   Net loss....................................  $ (5,477)  $(33,650) $(50,558)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Reduction in carrying value of
       long-lived assets.......................         -     14,647    58,900
      Depreciation and amortization
       of properties...........................    10,107     13,768    14,095
      Amortization of costs in excess of net
       assets of acquired companies and other
       intangibles.............................     7,743      9,399     8,597
      Amortization of deferred financing costs.     2,168      2,204     2,369
      Provision for facilities relocation and
       corporate restructuring.................         -          -     6,350
      Payments on facilities relocation and
       corporate restructuring.................    (5,615)      (711)     (224)
      Provision for doubtful accounts..........       577      1,970     3,095
      Provision for (benefit from) deferred
       income taxes............................        71     (5,182)  (26,035)
      Other, net...............................    (2,098)      (580)      (91)
      Changes in operating assets and liabilities:
        Decrease (increase) in:
          Receivables..........................    (7,768)    (5,074)   (7,576)
          Inventories..........................    (1,478)    (2,367)    1,120
          Prepaid expenses and other current
           assets .............................    (1,929)    (1,976)    1,068
        Increase (decrease) in:
          Accounts payable.....................     8,998        229    (2,080)
          Due to Triarc Companies, Inc. .......    (1,652)         -         -
          Accrued expenses.....................   (13,049)     7,346     4,437
                                                  -------    -------   -------
Net cash provided by (used in) operating
  activities...................................    (9,402)        23    13,467
                                                  -------    -------   -------
Cash flows from investing activities:
   Business acquisitions:
     Trademarks, favorable lease acquisition
      costs, non-compete agreement and other
      intangible assets........................      (883)    (4,376)   (1,972)
     Properties, net...........................   (10,110)    (9,219)        -
     Costs in excess of net assets of acquired
      companies................................    (5,319)    (2,708)        -
     Net current assets........................         -       (758)        -
     Capitalized leases assumed................     2,726      2,726         -
                                                  -------   --------   -------
                                                  (13,586)   (14,335)   (1,972)
   Capital expenditures........................   (33,726)   (48,556)  (16,175)
   Proceeds from sales of properties...........     7,314      1,997     1,408
   Investment in affiliate.....................         -     (1,000)        -
   Other.......................................    (1,203)         -         -
                                                  -------    -------   -------
Net cash used in investing activities..........   (41,201)   (61,894)  (16,739)
                                                  -------    -------   -------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt ...         -     61,620     4,027
   Borrowings, net of repayments, and
    collections on notes with affiliates.......     5,925      5,950     3,690
   Repayments of long-term debt................    (8,673)    (3,358)   (6,453)
   Payment of deferred financing costs.........         -     (3,347)     (325)
   Capital contribution from CFC Holdings Corp.         -      8,865         -
                                                  -------   --------   -------
Net cash provided by (used in) financing
  activities...................................    (2,748)    69,730       939
                                                  -------    -------   -------
Net increase (decrease) in cash................   (53,351)     7,859    (2,333)
Cash at beginning of year......................    55,236      1,885     9,744
                                                  -------   --------   -------
Cash at end of year............................   $ 1,885   $  9,744   $ 7,411
                                                  =======   ========   =======
                                  (continued)

                        RC/ARBY'S CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)




                                                    Year ended December 31,
                                                   -------------------------
                                                   1994       1995      1996
                                                   ----       ----      ----
                                                         (In thousands)
Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
   Interest ..................................... $31,939   $ 36,683   $37,931
                                                  =======   ========   =======
   Income taxes (refunds), net................... $ 3,889   $    740   $  (101)
                                                  =======   ========   =======

Supplemental disclosures of noncash investing
 and financing activities:
   Total capital expenditures.................... $36,184   $ 48,918   $16,175
   Amounts representing capitalized leases.......  (2,458)      (362)        -
                                                  -------   --------   -------
     Capital expenditures paid in cash........... $33,726   $ 48,556   $16,175
                                                  =======   ========   =======












         See accompanying notes to consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1996


(1)  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company"), a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"), and its subsidiaries. The Company's principal wholly-owned subsidiaries are Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. ("Arby's"). Additionally, the Company has three wholly-owned subsidiaries which own and/or operate Arby's restaurants, Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC"). All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

     Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.

Properties and Depreciation and Amortization

     Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of properties is calculated on the straight-line basis using the estimated useful lives of the related major classes of properties: 15-40 years for buildings and 3-15 years for machinery and equipment. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

Amortization of Intangibles

     Costs in excess of net assets of acquired companies ("Goodwill") are being amortized on the straight-line basis over 15 to 40 years. Trademarks are being amortized on the straight-line basis over 7 to 15 years. Deferred financing costs are being amortized as interest expense over the lives of the respective debt using the interest method.

Impairments

  Intangible Assets

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations of those subsidiaries to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

  Long-Lived Assets

     Effective October 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996


Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In 1996 the Company recorded a provision of $58,900,000 in order to reduce the carrying value of certain long-lived assets and identifiable intangibles relating to the estimated loss on the anticipated sale of all company-owned restaurants (see Note 4).

Derivative Financial Instrument

     The Company had an interest rate swap agreement entered into in order to synthetically alter the interest rate of certain of the Company's fixed-rate debt (see Note 11) until the swap's maturity in 1996. The Company calculated the estimated remaining amount to be paid or received under the interest rate swap agreement for the period from the periodic settlement date immediately prior to the financial statement date through the end of the agreement based on the interest rate applicable at the financial statement date and recognized such amount which applied to the period from the last periodic settlement date through the financial statement date as a component of interest expense. The recognition of gain or loss from the interest rate swap agreement was effectively correlated with the underlying debt. A payment received at the inception of the agreement, which was deemed to be a fee to induce the Company to enter into the agreement, was amortized over the full life of the agreement since the Company was not at risk for any gain or loss on such payment.

Advertising Costs

     The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $84,692,000, $95,495,000 and $87,038,000 for
1994, 1995 and 1996, respectively.

Income Taxes

     The Company and its subsidiaries are included in the consolidated Federal income tax return filed by Triarc. Under a tax sharing agreement, the Company provides for Federal income taxes on the same basis as if it filed a separate consolidated return. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

Franchise Fees and Royalties

     Franchise fees are recognized as income when a franchised restaurant is opened. Franchise fees for multiple area developments represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised outlet and are accrued as earned.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

Reclassifications

     Certain  amounts  included  in the prior  years'  consolidated  financial
statements  have  been   reclassified  to  conform  with  the  current  year's
presentation.

(2)  Significant Risks and Uncertainties

Nature of Operations

     The Company is a holding company which is engaged in two lines of business (each with the indicated percentage of the Company's consolidated revenues for the year ended December 31, 1996): restaurants (62%) and beverages (38%).

     The restaurant segment primarily franchises and operates (see Note 4 regarding the February 1997 agreement to sell all company-owned restaurants) Arby's quick service restaurants representing the largest franchise restaurant system specializing in roast beef sandwiches. The beverage segment produces and sells a broad selection of carbonated beverages and concentrates under the principal brand names RC COLA, DIET RC, ROYAL CROWN, ROYAL CROWN DRAFT COLA, DIET RITE, NEHI, NEHI LOCKJAW, UPPER 10, KICK and THIRST THRASHER. The Company's operations principally are throughout the United States.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates

     The Company's significant estimates are for costs related to (i) provisions for examinations of its income tax returns by the Internal Revenue Service (the "IRS") (see Note 13), (ii) provisions for impairment of long-lived assets and for long-lived assets to be disposed of (see Note 4) and
(iii) provisions for  environmental  and other legal  contingencies  (see Note
18).

Certain Risk Concentrations

     The Company believes that its vulnerability to risk concentrations related to significant customers and vendors, products sold and sources of its raw materials is not significant on a consolidated basis. Risk of geographical concentration is also minimized since each of the segments generally operates throughout the United States with minimal foreign exposure.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

(3)  Recapitalization

     On March 21, 1994 RCAC, previously a Florida corporation, was reincorporated in the state of Delaware whereby the 10,455,000 outstanding shares ($.01 par value) of the predecessor corporation were canceled and 1,000 common shares ($1.00 par value) of the successor corporation were issued. As a result, "Common stock" and "Additional paid-in capital" were reduced and increased, respectively, by $103,000. The consolidated financial statements for 1994 and 1995 have been restated to reflect this recapitalization.

(4)  Planned Transactions

Spinoff

     In October 1996 Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the IRS that the Spinoff Transactions will be tax-free to Triarc and its subsidiaries and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact, if any, of its proposed acquisition of Snapple Beverage Corp. (which Triarc announced on March 27, 1997) on the anticipated structure of the Spinoff Transactions.

Sale of Restaurants

     In February 1997 the principal subsidiaries comprising the Company's restaurant segment entered into an agreement (the "RTM Agreement") with RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, pursuant to which certain of such subsidiaries would sell to an affiliate of RTM all of the 355 company-owned restaurants. The purchase price consists of cash and a promissory note aggregating $2,000,000 and the assumption of approximately $69,735,000 in mortgage and equipment notes payable to FFCA Mortgage Corporation (see Note 11) and capitalized lease obligations. The consummation of the sale is subject to customary closing conditions, including receipt of necessary consents and regulatory approvals, and is expected to occur during the second quarter of 1997.

     In 1996 the Company recorded a $58,900,000 charge to (i) reduce the carrying value of the long-lived assets to be sold (reported as "Assets held for sale" in the accompanying consolidated balance sheet as of December 31,
1996) by approximately $46,000,000 to estimated fair value consisting of adjustments to "Properties, net" of $36,343,000, "Unamortized costs in excess of net assets of acquired companies" of $5,214,000 and "Deferred costs and other assets" of $4,443,000 and (ii) provide for associated net liabilities of approximately $12,900,000, principally reflecting the present value of certain equipment operating lease obligations which will not be assumed by the purchaser and estimated closing costs. The estimated fair value was determined based on the terms of the RTM Agreement including anticipated sales price. During 1996 the operations of the restaurants to be disposed of had net sales of $231,041,000 and a pretax loss of $3,897,000. Such loss reflects

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996


$10,071,000 of allocated general and administrative expenses and $8,692,000 of interest expense related to the mortgage and equipment notes and capitalized lease obligations directly related to the operations of the restaurants being sold to RTM.

     In 1995 the Company recorded a provision of $14,647,000 in its restaurant segment consisting of a $12,019,000 reduction in the net carrying value of certain restaurants and other restaurant-related long- lived assets which were determined to be impaired and a $2,628,000 reduction to a net carrying value of $975,000 of certain restaurants and related equipment to be disposed. Such provision reduced "Properties, net" by $12,425,000, "Unamortized costs in excess of net assets of acquired companies" by $1,260,000 and "Deferred costs and other assets" by $962,000 to reflect the fair value of the respective assets. The fair value was generally determined by applying a fair market capitalization rate to the estimated expected future annual cash flows. The results of operations of the restaurants to be disposed resulted in a pre-tax loss of $806,000 for the year ended December 31, 1995.

(5)  Receivables, net

     The  following  is  a  summary  of  the  components  of  receivables  (in thousands):
                                                          December 31,
                                                       -----------------
                                                       1995         1996
                                                       ----         ----
    Receivables:
        Trade.......................................  $27,619     $35,749
        Other.......................................    4,321       4,061
                                                      -------     -------
                                                       31,940      39,810
    Less allowance for doubtful accounts............    1,910       4,659
                                                      -------     -------
                                                      $30,030     $35,151
                                                      =======     =======

     The following is an analysis of the allowance for doubtful accounts for the years ended December 31 (in thousands):
                                              1994       1995        1996
                                              ----       ----        ----

    Balance at beginning of year........... $ 1,130    $   986     $ 1,910
    Provision for doubtful accounts
     (Note 15).............................     577      1,970       3,095
    Recoveries of doubtful accounts........     110         44          53
    Uncollectible accounts written off.....    (831)    (1,090)       (399)
                                            -------    -------     -------
    Balance at end of year................. $   986    $ 1,910     $ 4,659
                                            =======    =======     =======

     Substantially all receivables are pledged as collateral for certain debt (see Note 11).

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

(6) Inventories

     The  following  is  a  summary  of  the  components  of  inventories  (in thousands):
                                                          December 31,
                                                        ----------------
                                                        1995        1996
                                                        ----        ----

    Raw materials...................................  $11,677     $ 8,184
    Work in process.................................      479         467
    Finished goods..................................    2,714       3,459
                                                      -------     -------
                                                      $14,870     $12,110
                                                      =======     =======

     Substantially all inventories are pledged as collateral for certain debt (see Note 11).

(7)  Properties

     The following is a summary of the components of properties, at cost (in thousands):
                                                            December 31,
                                                          ----------------
                                                          1995        1996
                                                          ----        ----

       Land ........................................... $ 24,619    $  3,413
       Buildings and improvements and leasehold
         improvements..................................   83,561      11,422
       Machinery and equipment.........................   57,674      13,359
       Leased assets capitalized.......................   16,343         888
                                                         -------    --------
                                                         182,197      29,082
       Less accumulated depreciation and amortization..   59,511      17,139
                                                        --------    --------
                                                        $122,686    $ 11,943
                                                        ========    ========

     The decrease in properties from December 31, 1995 to December 31, 1996 principally resulted from the 1996 reduction in carrying value of certain long-lived assets to be disposed of and reclassification as of December 31, 1996 of such assets to "Assets held for sale" (see Note 4).

     Substantially all properties are pledged as collateral for certain debt (see Note 11).

(8)  Unamortized Costs in Excess of Net Assets of Acquired Companies

     The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

                                                             December 31,
                                                          ----------------
                                                          1995        1996
                                                          ----        ----

       Costs in excess of net assets of acquired
         companies..................................... $230,134    $223,721
       Less accumulated amortization...................   59,441      64,598
                                                        --------    --------
                                                        $170,693    $159,123
                                                        ========    ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

(9)  Deferred Costs and Other Assets

     The following is a summary of the components of deferred costs and other assets (in thousands):

                                                            December 31,
                                                          ----------------
                                                          1995        1996
                                                          ----        ----

       Deferred financing costs........................  $18,909     $18,987
       Less accumulated amortization of deferred
         financing costs...............................    5,810       8,077
                                                         -------     -------
           Deferred financing costs, net...............   13,099      10,910
                                                         -------     -------

       Trademarks......................................    3,421       7,748
       Less accumulated amortization of trademarks.....      424         934
                                                         -------     -------
           Trademarks, net.............................    2,997       6,814
                                                         -------     -------

       Other...........................................   10,008       4,656
                                                         -------     -------
                                                         $26,104     $22,380
                                                         =======     =======
(10) Accrued Expenses

     The following is a summary of the components of accrued expenses (in thousands):

                                                            December 31,
                                                          ----------------
                                                          1995        1996
                                                          ----        ----

       Accrued interest................................  $16,803     $16,949
       Accrued advertising.............................   10,995      12,504
       Accrued compensation and related benefits.......   10,149      11,208
       Due to Triarc and affiliates....................        -       3,085
       Other...........................................   14,095      17,998
                                                         -------     -------
                                                         $52,042     $61,744
                                                         =======     =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

(11) Long-term Debt and Notes Payable to Affiliates

     Long-term debt consisted of the following (in thousands):

                                                             December 31,
                                                           ----------------
                                                           1995        1996
                                                           ----        ----

     9 3/4% senior secured notes due 2000 (a)........... $275,000    $275,000
     Mortgage notes payable to FFCA Mortgage Corporation
       ("FFCA"), bearing interest at a weighted average
       rate of 11.09% as of December 31, 1996, due
       through 2016 (b).................................   51,685      52,136
     Equipment notes payable to FFCA,  bearing  interest
       at a weighted average rate of 10.89% at
       December 31, 1996, due through 2003 (b)..........    6,545       6,236
     Notes, bearing interest at 7.94% to 13 1/2%, due
       through 2002 secured by equipment and buildings..    4,392       4,865
     Capitalized lease obligations (c)..................   17,313      15,928
                                                         --------    --------
         Total debt.....................................  354,935     354,165
     Less amounts payable within one year...............    3,697      73,055
                                                         --------    --------
                                                         $351,238    $281,110
                                                         ========    ========

    Notes payable to affiliates consisted of the following (in thousands):

                                                             December 31,
                                                           ----------------
                                                           1995        1996
                                                           ----        ----

    Note payable to Triarc bearing interest at 11.875%
      due on demand (Note 15)........................... $11,675      $12,015
    Note payable to Triarc bearing interest at 11.875%
      due in 1998 (Note 15).............................   6,700        6,700
    Note payable to Chesapeake Insurance Company Limited
      ("Chesapeake Insurance" - an affiliate) bearing
      interest at 9 1/2% due in 1997 (Note 15)..........   2,250        1,750
                                                         -------      -------
        Total notes payable to affiliates...............  20,625       20,465
    Less amounts payable within one year................  13,925       13,765
                                                         -------      -------
                                                         $ 6,700      $ 6,700
                                                         =======      =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

    Aggregate annual maturities of long-term debt and notes payable to affiliates, including capitalized lease obligations, are as follows as of December 31, 1996 (in thousands):

       Year ending December 31,
       ------------------------
       1997 ........................................... $ 86,820
       1998 ...........................................    7,935
       1999 ...........................................    1,075
       2000 ...........................................  275,388
       2001 ...........................................      409
       Thereafter......................................    3,003
                                                        --------
                                                        $374,630
                                                        ========

(a) In September 1993, the Company entered into a three-year interest rate swap agreement (the "Swap Agreement") in the amount of $137,500,000. Under the Swap Agreement, interest on $137,500,000 was paid by the Company at a floating rate (the "Floating Rate") based on the 180-day London Interbank Offered Rate, and the Company received interest at a fixed rate of 4.72%. The Floating Rate was set at the inception of the Swap Agreement through January 31, 1994 and thereafter was retroactively reset at the end of each six-month calculation period through July 31, 1996 and on September 24, 1996. The transaction effectively changed the Company's interest rate on $137,500,000 of the 9 3/4% senior secured notes due 2000 (the "Senior Notes") from a fixed rate to a floating-rate basis. Under the Swap Agreement, during 1994 the Company received $614,000 which was determined at the inception of the Swap Agreement. Thereafter the Company paid (i) $439,000 during 1994 in connection with the six-month reset period ended July 31, 1994, (ii) $2,271,000 during 1995 in connection with such year's two six-month reset periods and (iii) $1,631,000 during 1996 in connection with such year's two six-month reset periods and the reset period ending with the agreement's termination date of September 24, 1996.

(b) During 1995 and 1996 ARDC and ARHC entered into loan and financing agreements with FFCA Mortgage Corporation ("FFCA") which, as amended, permit borrowings in the form of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes") aggregating $87,294,000 (the "FFCA Loan Agreements"). The Mortgage Notes and Equipment Notes bear interest at rates in effect at the time of the borrowings ranging from 10 1/8% to 11 1/2% plus, with respect to the Mortgage Notes, participating interest to the extent gross sales of the financed restaurants exceed certain defined levels which are in excess of current levels. The Mortgage Notes and Equipment Notes are repayable in equal monthly installments, including interest, over twenty and seven years, respectively. As of December 31, 1996, borrowings under the FFCA Loan Agreements aggregated $62,697,000 (including cumulative repayments of $4,325,000 through December 31, 1996) resulting in remaining availability of $24,597,000 through December 31, 1997 to finance new company-owned restaurants whose sites are identified to FFCA by September 30, 1997 on terms similar to those of outstanding borrowings. The assets of ARDC of approximately $37,000,000 will not be available to pay creditors of RCAC, Triarc, or Arby's until all loans under the FFCA Loan Agreements have been repaid in full. As discussed in Note 4, in February 1997 the Company entered into an agreement to sell all of its restaurants and, if such sale is consummated on terms as they currently exist, the purchaser would assume $54,709,000 of borrowings under the FFCA Loan Agreements.

(c) As discussed in Note 4, in February 1997 the Company entered into an agreement to sell all of its restaurants and, if such sale is consummated on terms as they currently exist, the purchaser would assume all capitalized

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996


lease obligations associated with the restaurants currently estimated to be approximately $15,000,000.

   Under the Company's debt agreements, substantially all of the Company's assets are pledged as security. In addition, obligations under the Senior Notes have been guaranteed by Royal Crown and Arby's and all of the stock of and substantially all of the personal property Royal Crown and Arby's are pledged as collateral for such guarantees. Since the non-guarantor subsidiaries, primarily ARDC, ARHC and AROC, are not inconsequential, condensed consolidating financial statements of the Company, reporting the parent company only, the guarantors in the aggregate and the non-guarantors in the aggregate are set forth in Note 21. In addition, Triarc has guaranteed repayment of $24,698,000 of borrowings under the FFCA Loan Agreements. Assuming consummation of the RTM sale (see Note 4), Triarc would remain contingently liable under its guarantee upon the failure, if any, of RTM and certain of its affiliates to satisfy such obligation. The indenture pursuant to which the Senior Notes were issued contains various covenants including, among others, restrictions on dividends and other similar payments and limitations on (i) the incurrence of indebtedness, (ii) asset dispositions,
(iii) investments and (iv) affiliate transactions other than in the normal course of business. Under the terms of such indenture, as of December 31, 1996 the Company could not pay any dividends or make any loans or advances to CFC Holdings.

(12) Fair Value of Financial Instruments

     The  carrying  amounts  and  fair  values  of  the  Company's   financial
instruments  for  which  such  amounts  differ  in total  are as  follows  (in thousands):
                                                     December 31,
                                       --------------------------------------
                                              1995                 1996
                                       ------------------   -----------------
                                       Carrying    Fair     Carrying    Fair
                                        Amount     Value     Amount     Value
                                        ------     -----     ------     -----
Long-term debt (Note 11):
   Senior Notes....................... $275,000  $226,000   $275,000  $283,000
   FFCA Loan Agreements...............   58,230    61,264     58,372    61,814
   Other long-term debt...............   21,705    21,705     20,793    20,793
                                       --------   -------   --------  --------
                                       $354,935  $308,969   $354,165  $365,607
                                       ========  ========   ========  ========
Swap Agreement (liability) (Note 11).. $   (684) $   (896)  $      -  $      -
                                       ========  ========   ========  ========

    The fair values of the Senior Notes are based on quoted market prices at the respective reporting dates. The fair value of the Mortgage Notes and Equipment Notes under the FFCA Loan Agreements at December 31, 1995 and 1996 was determined by discounting the future monthly payments using the rate of interest available under such agreements at December 31, 1995 and 1996. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since (i) for the notes payable to Triarc, the origination dates were during 1995 and the interest rates still approximate current levels, (ii) for capitalized lease obligations, the weighted average implicit interest rate approximates current levels and (iii) for other notes, the remaining maturities are relatively short-term. The fair value of the Swap Agreement as of December 31, 1995 represented the estimated amount the Company would have paid to terminate the Swap Agreement, as quoted by the counterparty.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

(13) Income Taxes

     As discussed in Note 1, the Company is included in the consolidated Federal income tax return of Triarc. Pursuant to a tax sharing agreement, the Company provides for Federal income taxes on the same basis as if it filed a separate consolidated return. The benefit from current Federal income taxes due from Triarc has been netted with other amounts due to Triarc resulting in a net receivable of $977,000 as of December 31, 1995 included in "Prepaid expenses and other current assets" and a net liability of $3,085,000 as of December 31, 1996 included in "Accrued expenses" (Note 10).

     The loss before income taxes consists of the following components for the years ended December 31 (in thousands):

                                                  1994       1995      1996
                                                  ----       ----      ----

    Domestic..................................  $ (6,243) $(44,191)  $(70,496)
    Foreign...................................     2,470    (1,948)    (3,408)
                                                --------  --------   --------
                                                $ (3,773) $(46,139)  $(73,904)
                                                ========  ========   ========

    The benefit from (provision for) income taxes consists of the following components for the years ended December 31 (in thousands):

                                                  1994       1995       1996
                                                  ----       ----       ----
    Current:
       Federal................................  $  1,091   $ 7,281   $ (1,619)
       State..................................      (496)      383       (700)
       Foreign................................    (2,228)     (357)      (370)
                                                --------   -------   --------
                                                  (1,633)    7,307     (2,689)
                                                --------   -------   --------

    Deferred:
       Federal.................................     (662)     4,347    23,621
       State...................................     (162)       835     2,414
       Foreign.................................      753          -         -
                                                --------   --------  --------
                                                     (71)     5,182    26,035
                                                --------   --------  --------
                                                $ (1,704)  $ 12,489  $ 23,346
                                                ========   ========  ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

    The net current deferred income tax asset and the net non-current deferred income tax asset resulted from the following components (in thousands):

                                                             December 31,
                                                          -----------------
                                                          1995         1996
                                                          ----         ----
    Current deferred income tax assets (liabilities):
       Accrued employee benefit costs.................  $ 2,514      $ 3,404
       Allowance for doubtful accounts................      475        1,729
       Accrued interest relating to income tax matters      968        1,176
       Closed facilities reserves.....................    1,061          821
       Other, net.....................................      953        1,438
                                                        -------      -------
                                                          5,971        8,568
                                                        -------      -------

    Non-current deferred income tax assets (liabilities):
       Depreciation and other properties basis
         differences..................................    2,733       28,126
       Reserve for income tax contingencies...........   (4,090)      (7,115)
       Deferred franchise fees........................    1,303        1,330
       Other, net.....................................      847        1,890
                                                        -------      -------
                                                            793       24,231
                                                        -------      -------
                                                        $ 6,764      $32,799
                                                        =======      =======

    The difference between the reported income tax benefit (provision) and the tax benefit that would result from applying the 35% Federal statutory rate to the loss before income taxes is reconciled as follows (in thousands):

                                                    1994      1995       1996
                                                  -------   --------   ------

        Income tax benefit computed at Federal
          statutory rate......................... $ 1,321   $ 16,149   $25,866
        Decrease (increase) in Federal taxes
         resulting from:
          Amortization of non-deductible Goodwill  (2,057)    (2,005)   (2,005)
          Effect of net operating losses of
            foreign subsidiary for which no tax
            carryback benefit is available.......       -       (548)   (1,193)
          State income (taxes) benefit, net of
            Federal income tax effect............    (428)       792     1,114
          Foreign tax rate in excess of United
            States Federal statutory rate and
            foreign withholding taxes, net of
            Federal income tax benefit...........    (479)      (307)     (241)
          Provision for income tax contingencies.       -     (1,100)        -
          Non-deductible amortization of
            restricted stock...................         -       (418)        -
          Other, net...........................       (61)       (74)     (195)
                                                  -------   --------   -------
                                                  $(1,704)  $ 12,489   $23,346
                                                  =======   ========   =======

     The Federal income tax returns of Triarc and its subsidiaries, including the Company, have been examined by the IRS for the tax years 1985 through 1988. Triarc has resolved all the issues related to such audit and, in connection therewith, the Company paid $4,803,000 and $407,000 in 1994 and 1996, respectively, in final settlement of such examination. Such amounts had been fully reserved in years prior to 1994. The IRS has completed its

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996


examination of the Federal income tax returns of Triarc and its subsidiaries for the tax years from 1989 through 1992 and has issued notices of proposed adjustments relating to the Company increasing taxable income by approximately $13,000,000, the tax effect of which has not yet been determined. Triarc is contesting the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. During 1995 the Company provided $1,100,000 included in "Benefit from (provision for) income taxes" and during 1994, 1995 and 1996 provided $900,000, $1,000,000 and $1,000,000, respectively, included in "Interest expense" relating to such examinations and other tax matters. Management of the Company believes that adequate aggregate provisions have been made in 1996 and prior periods for any tax liabilities, including interest, that may result from the 1989 through 1992 examination and other tax matters.

(14) Facilities Relocation and Corporate Restructuring

     The "Facilities relocation and corporate restructuring" charge of $6,350,000 set forth in the accompanying consolidated statement of operations for 1996 relates to costs associated with (i) estimated costs of planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space in excess of anticipated sublease proceeds as a result of the RTM sale (see Note
4) and the relocation of Royal Crown's headquarters which is being centralized with the offices of Mistic Brands, Inc., Triarc's other beverage subsidiary, in White Plains, New York ($3,700,000), (ii) employee severance costs associated with the relocation of Royal Crown's headquarters ($2,200,000) and
(iii)  the  shutdown  of  the  beverage  segment's  Ohio  production  facility
($450,000).

(15) Related Party Transactions

     The following is a summary of transactions between the Company and its related parties (in thousands):

                                                     Year Ended December 31,
                                                    -------------------------
                                                    1994      1995       1996
                                                    ----      ----       ----

    Costs allocated to the Company by Triarc
      under a management services agreement (a).. $ 9,000 $ 9,000 $ 7,000 Net sales to MetBev, Inc. ("MetBev"), net
      of marketing support credits (b)...........       -        551     8,985
    Guarantee of MetBev accounts payable (b).....       -      1,194         -
    Provision for uncollectible receivables from
      sales to MetBev and guarantee of MetBev
      accounts payable (b).......................       -      1,745     2,000
    Investment in preferred stock of MetBev (b)..       -      1,000         -
    Interest expense on notes payable to:
      Triarc (c).................................       -      2,169     2,588
      Chesapeake Insurance (c)...................     285        243       208

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

                                                     Year Ended December 31,
                                                    -------------------------
                                                    1994      1995       1996
                                                    ----      ----       ----

      Southeastern Public Service Company
         ("SEPSCO") (c)..........................      93        750         -
    Interest income on notes receivable from
      Triarc (c).................................       -        212       261
    Compensation costs charged to the Company by
      Triarc for restricted stock and below
      market stock options (Note 16).............   1,452      1,612        74
    Capital contribution from CFC Holdings (d).         -      8,865         -
    Lease payments to NPC Leasing Corp. ("NPC"),
      an affiliate (e)...........................     178         21         -
    Sale of certain promissory notes from
      franchisees to SEPSCO at remaining
      outstanding principal amount...............   1,239          -         -
    Payments to affiliates for usage of aircraft.     357         73         -

-------------

  (a) The Company receives from Triarc certain management services, including legal, accounting, tax, insurance, financial and other management services, under a management services agreement. The Company was allocated costs under such agreement of $9,000,000, $9,000,000, and $7,000,000 during the years ended December 31, 1994, 1995, and 1996, respectively. Such costs were allocated to the Company by Triarc based upon the relative sum of the greater of income before income taxes, depreciation and amortization and 10% of revenues. Management of the Company believes that such allocation method is reasonable. Further, management of the Company believes that such allocation approximates the costs that would have been incurred by the Company on a stand alone basis.

  (b) During 1995 the Company paid $1,000,000 and contributed a license for a period of five years for the Royal Crown distribution rights for its products in New York City and certain surrounding counties to MetBev in exchange for preferred stock in MetBev representing a 37.5% voting interest and a warrant to acquire 37.5% of the common stock of MetBev. The remaining 62.5% was owned by other parties and was subject to certain vesting provisions. Upon consummation of the sale of the MetBev distribution rights (see below), the Company's voting interest in MetBev was 44.7% principally due to the cancellation of nonvested stock. MetBev has incurred significant losses from its inception and had stockholders' deficits as of December 31, 1995 and 1996 of $2,524,000 and $8,943,000, respectively. In December 1996, the distribution rights of MetBev were sold to a third party and MetBev commenced the liquidation of its remaining assets and liabilities. In connection therewith, in 1995 the Company wrote off its $1,000,000 investment to "Other income (expense), net". Further, the Company provided $1,745,000 and $2,000,000 (included in "General and administrative" and "Advertising, selling and distribution") in 1995 and 1996, respectively, for uncollectible receivables from sales (with minimal gross profit) of finished product to MetBev and in 1995 a guarantee of a MetBev third party accounts payable.

  (c) The Company borrowed cash under various promissory notes with Triarc and two of its subsidiaries, SEPSCO and Chesapeake Insurance. See Note 11 for details involving such promissory notes which were outstanding as of December 31, 1995 and 1996. Also, ARDC and ARHC made cash advances to Triarc, of which $5,500,000 and $1,650,000 were outstanding from ARDC at December 31, 1995 and

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996


1996, respectively, under a promissory note presently due upon demand. All such promissory notes payable and receivable bear or bore interest at 11.875% per annum, payable quarterly, except for the promissory note to Chesapeake Insurance which bears interest at 9 1/2% per annum.

  (d) In February 1995, CFC Holdings made a capital contribution of $8,865,000 of cash to the Company using funds contributed to it by Triarc.

  (e) During 1994 and 1995 the Company leased vehicles and other equipment from NPC, an indirect wholly-owned subsidiary of Triarc, under long-term lease obligations. Lease payments to NPC by the Company were based on the actual costs to NPC plus a small profit factor.

(16) Pension and Other Benefit Plans

     Triarc maintains a 401(k) defined contribution plan covering all of the Company's and Triarc's employees who meet certain minimum requirements and elect to participate. Employees may contribute up to 15% of their compensation, subject to certain limitations. The plan provides for Company matching contributions of 50% of employee contributions up to the first 5% of an employee's contributions. The plan also provides for annual additional contributions at the Company's discretion. In connection with these employer contributions, the Company provided $396,000, $1,175,000, and $1,020,000 in 1994, 1995, and 1996, respectively.

     The Company's employees who were eligible to participate prior to 1989 are covered under a defined benefit pension plan (the "Plan") which covers employees of both the Company and certain affiliates. Prior to 1994 the plan was frozen.

     Components of net periodic pension cost related to the Company are as follows for the years ended December 31 (in thousands):

                                                   1994      1995      1996
                                                   ----      ----      ----
    Current service cost (represents plan
      expenses).................................  $    77  $    84   $    83
    Interest cost on projected benefit obligation.    238      267       264
    Return on plan assets (gain) loss...........       62     (674)     (369)
    Net amortization and deferrals..............     (293)     472       138
                                                  -------  -------   -------
      Net periodic pension cost.................  $    84  $   149   $   116
                                                  =======  =======   =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

    The following table sets forth the Company's portion of the Plan's funded status as of December 31 (in thousands):

                                                           1995        1996
                                                           ----        ----
    Actuarial present value of benefit obligations:
      Vested benefit obligation......................... $ 3,778      $ 3,749
      Nonvested benefit obligation......................      19           18
                                                         -------      -------
    Accumulated and projected benefit obligation........   3,797        3,767
    Plan assets at fair value...........................  (2,979)      (3,374)
                                                         -------      -------
    Funded status.......................................     818          393
    Unrecognized net gain (loss) from plan experience...     (34)          51
                                                         -------      -------
    Accrued pension cost................................ $   784      $   444
                                                         =======      =======

    Significant assumptions used in measuring the net periodic pension cost for the Plan included the following: (i) the expected long-term rate of return on plan assets was 8% and (ii) the discount rate was 7% for 1994, 8% for 1995 and 7% for 1996. The discount rate used in determining the benefit obligations above was 7% at December 31, 1995 and 7 1/2% at December 31, 1996. The effects of the 1995 increase and the 1996 decrease in the discount rate did not materially affect the net periodic pension cost. The 1996 increase in the discount rate used in determining the benefit obligation resulted in a decrease in the accumulated and projected benefit obligation of $151,000.

    Plan assets as of December 31, 1996 are invested in managed portfolios consisting of government and government agency obligations (51%), common stock (39%), corporate debt securities (5%) and other investments (5%).

    The Company maintains unfunded postretirement medical and death benefit plans for a limited number of employees who have retired and have provided certain minimum years of service. The medical benefits are principally contributory while death benefits are noncontributory. The net postretirement benefit cost for 1994, 1995 and 1996 as well as the accumulated postretirement benefit obligation as of December 31, 1996 were insignificant.

    Prior to 1994 and during 1994, respectively, Triarc granted 113,000 and 20,750 restricted shares of Triarc Class A common stock to certain Royal Crown and Arby's senior executives under Triarc's 1993 Equity Participation Plan (the "Triarc Equity Plan"). The aggregate values of the awards at the respective dates of grant of $2,316,000 for 1993 and $458,000 for 1994 were being charged to the Company as compensation expense over the applicable vesting periods through 1996. On December 7, 1995, the Compensation Committee of Triarc's Board of Directors authorized management of Triarc to accelerate the vesting of all of the then outstanding shares of restricted stock. On January 16, 1996 management of Triarc accelerated the vesting and the Company recorded the resulting additional amortization expense of $662,000 in its entirety in 1995. In addition, Triarc has granted stock options to certain key employees of the Company under the Triarc Equity Plan. Of such options, 165,000 granted prior to 1994 were at an option price of $20.00 per share which was below the $31.75 fair market value of Triarc's Class A common stock at the date of grant representing an aggregate difference of $1,939,000. Such amount is being charged to the Company as compensation expense over the applicable vesting period through 1998, net of reversals of prior charges arising from the forfeiture of certain of those options in connection with employee terminations (the "Forfeiture Adjustments"). Compensation expense resulting from the grants of restricted shares and below market stock options aggregated $1,452,000 (including $66,000 for 3,500 previously unvested shares

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996

of restricted stock which were vested and repurchased from the grantee), $1,612,000 (including the $662,000 from the accelerated vesting of the restricted stock and net of $231,000 of Forfeiture Adjustments) and $74,000 (net of $173,000 of Forfeiture Adjustments) during 1994, 1995, and 1996, respectively, and is included in "General and administrative" in the accompanying consolidated statements of operations.

(17) Lease Commitments

     The  Company  leases   buildings  and   improvements  and  machinery  and
equipment. Some leases provide for contingent rentals based upon sales volume.

     Rental  expense  under   operating   leases  consists  of  the  following
components for the years ended December 31 (in thousands):

                                               1994      1995      1996
                                               ----      ----      ----

      Minimum rentals......................  $12,160   $19,727   $23,164
      Contingent rentals...................    1,454       879       794
                                             -------   -------   -------
                                              13,614    20,606    23,958
      Less sublease income.................    2,826     5,358     5,460
                                             -------   -------   -------
                                             $10,788   $15,248   $18,498
                                             =======   =======   =======

    The Company's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year as of December 31, 1996 are set forth below. Such future minimum rental payments exclude an aggregate $11,540,000 of future operating lease payments relating to equipment to be transferred to RTM assuming consummation of the RTM sale (see Note 4) but the obligations for which will remain with the Company. As such the Company has provided for the present value of $9,677,000 of such lease payments in "Reduction in carrying value of long-lived assets impaired or to be disposed of". Such future minimum rental payments include an aggregate $105,165,000 ($9,844,000, $9,264,000, $8,403,000, $7,828,000, $7,476,000 and
$62,350,000 in 1997, 1998,  1999, 2000, 2001 and thereafter,  respectively) of future operating lease payments and, in addition, substantially all of the future capitalized lease payments which will be assumed by RTM assuming consummation of the sale to RTM. Such rental payments and sublease rental income were as follows (in thousands):

                                     Rental Payments       Sublease Income
                                 ---------------------- ---------------------
                                 Capitalized  Operating Capitalized Operating
   Year Ending December 31,         Leases      Leases     Leases      Leases
   ------------------------         ------      ------     ------      ------

   1997........................... $16,120     $17,467    $    81     $ 5,510
   1998...........................     105      14,085         60       3,224
   1999...........................      87      11,270         60       1,483
   2000...........................      87      10,170         57         938
   2001...........................      87       9,302         43         342
   Thereafter.....................     397      71,250        219       1,300
                                   -------    --------    -------     -------
   Total minimum payments.........  16,883    $133,544    $   520     $12,797
                                              ========    =======     =======
   Less interest..................     955
                                   -------
   Present value of minimum
     capitalized lease payments... $15,928
                                   =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996


   The present value of minimum capitalized lease payments is included, as applicable, with "Long-term debt" or "Current portion of long-term debt" in the accompanying consolidated balance sheets (see Note 11).

   In August 1994, the Company completed the sale and leaseback of the land and buildings of fourteen company-owned restaurants. The net cash sales price of the properties was $6,703,000. The Company entered into individual twenty-year land and building leases for such properties and capitalized the building portion of such leases while the land portion is being accounted for as operating leases, reflected in the table above. Such sale resulted in a gain of $605,000 which was being amortized to income over the twenty-year lives of the leases (see Note 4).

(18) Legal and Environmental Matters

   In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Management estimates remediation costs will aggregate $685,000, of which $439,000 has been expended to date, with approximately $225,000 to $260,000 expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund (the "Texas Fund") at one of the two sites.

   On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2,500,000. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

   Based on currently available information and given (i) potential reimbursements by the Texas Fund discussed above and (ii) the Company's aggregate reserves for such legal and environmental matters of approximately $750,000 as of December 1996, the Company does not believe that the legal and environmental matters referred to above, as well as ordinary routine litigation incidental to its businesses, will have a material adverse effect on its consolidated results of operations or financial position.

(19) Business Acquisitions

     The Company consummated several business acquisitions during 1994, 1995 and 1996 for cash of $13,586,000, $14,335,000 and $1,972,000, respectively, and the issuance of debt in 1996 of $1,750,000. All such acquisitions have been accounted for in accordance with the purchase method of accounting. In addition, in 1994 Triarc entered into a definitive merger agreement with Long John Silver's Restaurants, Inc. ("LJS"), an owner, operator and franchisor of

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996

quick service fish and seafood restaurants, whereby Triarc would acquire all of the outstanding stock of LJS. In December 1994, Triarc decided not to proceed with the acquisition of LJS due to the higher interest rate environment and difficult capital markets which would have resulted in significantly higher than anticipated costs and unacceptable terms of financing. Accordingly, the Company recorded a charge of $1,521,000 in 1994 for the expenses it incurred directly relating to the failed acquisition of LJS representing consulting, legal and other costs, which is included in "Other income (expense), net".

(20) Business Segments

     The Company operates in two major segments, restaurants and beverages (see Note 2 for a description of each segment). Information concerning the segments in which the Company operates is shown in the table below. Operating profit (loss) is total revenues less operating expenses. In computing operating profit (loss), interest expense, general corporate expenses and non-operating income and expenses, including interest income, have not been considered. Operating loss for the restaurant segment reflects provisions in 1995 and 1996 of $14,647,000 and $58,900,000, respectively, for reductions in carrying value of long-lived assets impaired or to be disposed of (see Note
4). Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of deferred financing costs.

     No customer accounted for more than 10% of consolidated revenues in the years ended December 31, 1994, 1995 or 1996.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

                                               1994      1995      1996
                                               ----      ----      ----
                                                    (In thousands)
    Revenues:
      Restaurants.......................... $223,155   $272,739  $288,293
      Beverages............................  150,750    172,644   178,059
                                            --------   --------  --------
        Consolidated revenues.............. $373,905   $445,383  $466,352
                                            ========   ========  ========

    Operating profit (loss):
      Restaurants.......................... $ 15,542   $ (6,437) $(43,341)
      Beverages............................   14,607      1,852    11,947
                                            --------   --------  --------
        Segment operating profit (loss)....   30,149     (4,585)  (31,394)
    Interest expense.......................  (34,433)   (39,565)  (42,883)
    Non-operating income (expense), net....      586     (1,818)      562
    General corporate expenses.............      (75)      (171)     (189)
                                            --------   --------  --------
        Consolidated loss before
          income taxes..................... $ (3,773)  $(46,139) $(73,904)
                                            ========   ========  ========

    Identifiable assets:
      Restaurants.......................... $137,943   $187,199  $162,223
      Beverages............................  190,568    195,272   193,300
                                            --------   --------   -------
        Total identifiable assets..........  328,511    382,471   355,523
      General corporate assets.............   12,331     11,749     4,921
                                            --------   --------  --------
        Consolidated assets................ $340,842   $394,220  $360,444
                                            ========   ========  ========

    Capital expenditures:
      Restaurants.......................... $ 34,875   $ 47,444   $15,584
      Beverages............................    1,309      1,474       591
                                            --------   --------   -------
        Consolidated capital expenditures.. $ 36,184   $ 48,918   $16,175
                                            ========   ========   =======

    Depreciation and amortization of properties:
      Restaurants.......................... $  9,335   $ 12,927   $13,096
      Beverages............................      772        841       999
                                            --------   --------   -------
        Consolidated depreciation and
            amortization of properties..... $ 10,107   $ 13,768   $14,095
                                            ========   ========   =======

(21) Condensed Consolidating Financial Information

    The following condensed consolidating financial statements set forth, in separate columns, (i) RCAC (parent company only), (ii) the aggregate of those subsidiaries which have fully and unconditionally guaranteed RCAC's obligations with respect to the Senior Notes as of the end of the respective years presented, principally Arby's and Royal Crown, (the "Guarantors"), (iii) those subsidiaries which have not guaranteed RCAC's obligations with respect to the Senior Notes, including ARDC, ARHC, AROC and certain other subsidiaries of RCAC and Arby's, (the "Non-Guarantors"), (iv) the aggregate of consolidating eliminations and reclassifications ("Eliminations") and (v) consolidated totals of RC/Arby's Corporation and subsidiaries ("Consolidated").

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996


CONDENSED CONSOLIDATING BALANCE SHEETS
--------------------------------------

                                                       Non-   Elimin-  Consol-
December 31, 1995:                 RCAC  Guarantors Guarantors ations   idated
------------------                 ----  ---------- ---------- ------   ------

        ASSETS

Current assets:
  Cash......................... $    374  $  5,884  $  3,486 $       - $  9,744
  Receivables, net.............        -    29,796       234         -   30,030
  Note receivable from
    affiliate..................        -         -     5,500         -    5,500
  Inventories..................        -    14,074       796         -   14,870
  Deferred income tax benefit..     (258)    6,192        37         -    5,971
  Prepaid expenses and other
   current assets..............      992     5,913       924         -    7,829
                                --------   -------  -------- --------- --------
     Total current assets......    1,108    61,859    10,977         -   73,944

Properties, net................        -    64,459    58,227         -  122,686
Unamortized costs in excess
  of net assets of acquired
  companies....................        -   170,483       210         -  170,693
Intercompany receivables.......  218,355         -         -  (218,355)       -
Investment in subsidiaries.....   14,715         -         -   (14,715)       -
Deferred income tax benefit....   (2,774)    2,767       800         -      793
Deferred costs and other assets    9,846    12,346     3,912         -   26,104
                                --------  --------  -------- --------- --------
                                $241,250  $311,914  $ 74,126 $(233,070)$394,220
                                ========  ========  ======== ========= ========

    LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-
    term debt.................. $      -  $  2,271  $  1,426 $       - $  3,697
  Notes payable to affiliates..   13,925         -         -         -   13,925
  Purchase option deposit......        -     6,700    (6,700)        -        -
  Accounts payable.............        -    20,800     1,835         -   22,635
  Accrued expenses.............   15,735    34,724     1,583         -   52,042
                                --------  --------  -------- --------- --------
    Total current liabilities..   29,660    64,495    (1,856)        -   92,299

Intercompany payables..........        -   211,865     6,560  (218,425)       -
Long-term debt.................  275,000    19,434    56,804         -  351,238
Note payable to affiliate......        -         -     6,700         -    6,700
Deferred income and other
  liabilities..................        -     7,749      (356)        -    7,393

Stockholder's equity (deficit):
   Common stock................        1         3       535      (538)       1
   Additional paid-in capital..   44,300    70,932    11,611   (82,543)  44,300
   Accumulated deficit......... (107,711)  (62,564)   (5,872)   68,436 (107,711)
                                --------  --------  -------- --------- --------
    Total stockholder's
      equity (deficit).........  (63,410)    8,371     6,274   (14,645) (63,410)
                                --------  --------  -------- --------- --------
                                $241,250  $311,914  $ 74,126 $(233,070)$394,220
                                ========  ========  ======== ========= ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

                                                       Non-   Elimin-  Consol-
December 31, 1996:                 RCAC  Guarantors Guarantors ations   idated
------------------                 ----  ---------- ---------- ------   ------

         ASSETS

Current assets:
  Cash......................... $     56   $ 4,890  $  2,465  $      -  $ 7,411
  Receivables, net.............        -    34,640       511         -   35,151
  Note receivable from
    affiliate..................        -         -     1,650         -    1,650
  Inventories..................        -    11,462       648         -   12,110
  Assets held for sale.........        -    47,596    23,520         -   71,116
  Deferred income tax benefit..     (112)    8,504       176         -    8,568
  Prepaid expenses and other
     current assets............       15     6,030       716         -    6,761
                                --------   -------  --------  --------  -------
      Total current assets.....      (41)  113,122    29,686         -  142,767

Properties, net................        -    11,926        17         -   11,943
Unamortized costs in excess of
  net assets of acquired
  companies ...................        -   159,123         -         -  159,123
Intercompany receivables.......  221,560         -         -  (221,560)       -
Investment in subsidiaries.....  (33,442)        -         -    33,442        -
Deferred income tax benefit....   (2,774)   14,507    12,498         -   24,231
Deferred costs and other assets    7,736    11,279     3,365         -   22,380
                                --------   -------  --------  -------- --------
                                $193,039  $309,957 $ 45,566  $(188,118)$360,444
                                ========  ======== ========  ========= ========

   LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-
    term debt.................. $      -   $17,802  $ 55,253  $      -  $73,055
  Notes payable to affiliates..   13,765         -         -         -   13,765
  Purchase option deposit......        -     6,700    (6,700)        -        -
  Accounts payable.............        -    22,996     1,031         -   24,027
  Accrued expenses.............   18,242    41,859     1,643         -   61,744
                                --------  --------  --------  -------- --------
    Total current liabilities..   32,007    89,357    51,227         -  172,591

Intercompany payables..........        -   215,579     6,051  (221,630)       -
Long-term debt.................  275,000     2,991     3,119         -  281,110
Note payable to affiliate......        -         -     6,700         -    6,700
Deferred income and other
  liabilities..................        -    15,184    (1,173)        -   14,011

Stockholder's equity (deficit):
   Common stock................        1         3       535      (538)       1
   Additional paid-in capital..   44,300    70,932     7,861   (78,793)  44,300
   Accumulated deficit......... (158,269)  (84,089)  (28,754)  112,843 (158,269)
                                --------  --------  --------  -------- --------
    Total stockholder's equity
     (deficit)................. (113,968)  (13,154)  (20,358)   33,512 (113,968)
                                --------  --------  --------  -------- --------
                                $193,039  $309,957  $ 45,566 $(188,118)$360,444
                                ========  ========  ======== ========= ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                       Non-   Elimin-  Consol-
Year Ended December 31, 1994:      RCAC  Guarantors Guarantors ations   idated
-----------------------------      ----  ---------- ---------- ------   ------

Revenues:
   Net sales................... $      -  $317,937  $  4,951  $      - $322,888
   Royalties, franchise fees
     and other revenues........        -    50,998        19         -   51,017
                                 -------   -------  --------  -------- --------
                                       -   368,935     4,970         -  373,905
                                 -------   -------  --------  -------- --------

Costs and expenses:
   Cost of sales...............        -   170,706     4,710         -  175,416
   Advertising, selling and
     distribution..............        -    95,342        77         -   95,419
   General and administrative..       75    72,649       272         -   72,996
                                 -------   -------  --------  -------- --------
                                      75   338,697     5,059         -  343,831
                                 -------   -------  --------  -------- --------
    Operating profit (loss)....      (75)   30,238       (89)        -   30,074

Interest expense...............  (32,251)   (2,182)        -         -  (34,433)
Allocation of interest expense
   from RCAC...................   21,800   (21,800)        -         -        -
Other income (expense), net....    1,141      (623)       68         -      586
Equity in net earnings of
   subsidiaries................      623         -         -      (623)       -
                                 -------   -------  --------  -------- --------

   Income (loss) before
    income taxes...............   (8,762)    5,633       (21)     (623)  (3,773)

Benefit from (provision for)
   income taxes................    3,285    (4,960)      (29)        -   (1,704)
                                 -------   -------  --------  -------- --------

   Net income (loss)...........  $(5,477)  $   673  $    (50) $   (623)$ (5,477)
                                 =======   =======  ========  ======== ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996


                                                       Non-   Elimin-  Consol-
Year Ended December 31, 1995:      RCAC  Guarantors Guarantors ations   idated
-----------------------------      ----  ---------- ---------- ------   ------

Revenues:
   Net sales..................  $      -  $360,747  $ 28,844  $      - $389,591
   Royalties, franchise fees
     and other revenues.......         -    56,933    (1,141)        -   55,792
                                 -------   -------  --------  -------- --------
                                       -   417,680    27,703         -  445,383
                                 -------   -------  --------  -------- --------

Costs and expenses:
   Cost of sales...............        -   216,191    23,679         -  239,870
   Advertising, selling and
     distribution..............        -   105,864     2,720         -  108,584
   General and administrative..      171    86,645       222         -   87,038
   Reduction in carrying value of
    long-lived assets impaired or
    to be disposed of..........        -    11,527     3,120         -   14,647
                                --------  --------  --------  -------- --------
                                     171   420,227    29,741         -  450,139
                                --------  --------  --------  -------- --------
    Operating loss.............     (171)   (2,547)   (2,038)        -   (4,756)

Interest expense...............  (33,742)   (2,164)   (3,659)        -  (39,565)
Allocation of interest expense
   from RCAC...................   23,985   (23,985)        -         -        -
Other income (expense), net....       16    (2,138)      304         -   (1,818)
Equity in net losses of
  subsidiaries.................  (26,107)        -         -    26,107       -
                                --------  --------  --------  -------- --------
    Loss before income taxes...  (36,019)  (30,834)   (5,393)   26,107  (46,139)

Benefit from income taxes......    2,369     8,608     1,512         -   12,489
                                --------  --------  --------  -------- --------

   Net loss.................... $(33,650) $(22,226) $ (3,881) $ 26,107 $(33,650)
                                ========  ========  ========  ======== ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996


                                                       Non-   Elimin-  Consol-
Year Ended December 31, 1996:      RCAC  Guarantors Guarantors ations   idated
-----------------------------      ----  ---------- ---------- ------   ------

Revenues:
   Net sales................... $      -  $357,282  $ 51,818  $      - $409,100
   Royalties, franchise fees
     and other revenues........        -    59,321    (2,069)        -   57,252
                                --------  --------  --------  -------- --------
                                       -   416,603    49,749         -  466,352
                                --------  --------  --------  -------- --------

Costs and expenses:
   Cost of sales...............        -   209,994    42,817         -  252,811
   Advertising, selling and
     distribution..............        -    97,215     5,320         -  102,535
   General and administrative..      188    77,004       147         -   77,339
   Reduction in carrying value of
    long-lived assets impaired or
    to be disposed of..........        -    27,886    31,014         -   58,900
   Facilities relocation and
     corporate restructuring...        -     6,350         -         -    6,350
                                --------  --------  --------  -------- --------
                                     188   418,449    79,298         -  497,935
                                --------  --------  --------  -------- --------
    Operating profit (loss)....     (188)   (1,846)  (29,549)        -  (31,583)

Interest expense...............  (32,869)   (2,457)   (7,557)        -  (42,883)
Allocation of interest expense
   from RCAC...................   23,592   (23,592)        -         -        -
Other income (expense), net....        2       808      (248)        -      562
Equity in net losses of
  subsidiaries.................  (44,407)        -         -     44,407       -
                                --------  --------  --------  -------- --------
   Loss before income taxes....  (53,870)  (27,087)  (37,354)   44,407  (73,904)

Benefit from income taxes......    3,312     5,562    14,472         -   23,346
                                --------  --------  --------  -------- --------

   Net loss.................... $(50,558) $(21,525) $(22,882) $ 44,407 $(50,558)
                                ========  ========  ========  ======== ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

CONDENSED CONSOLIDATING STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                       Non-   Elimin-  Consol-
                                   RCAC  Guarantors Guarantors ations   idated
                                   ----  ---------- ---------- ------   ------
Common stock:
   Balance at December 31, 1993  $   104   $     2  $    564  $   (566) $   104
     Recapitalization..........     (103)        -         -         -     (103)
     Capital contributions.....        -         -         3        (3)       -
     Dissolution of
       subsidiaries............        -         -       (36)       36        -
                                 -------   -------  --------  --------  -------
   Balance at December 31, 1994  $     1   $     2  $    531  $   (533) $     1
     Capital contributions.....        -         -         6        (6)       -
     Designation of certain Non-
     Guarantors as Guarantors..        -         1        (2)        1        -
                                 -------   -------  --------  --------  -------
   Balance at December 31, 1995
     and 1996..................  $     1   $     3  $    535  $   (538) $     1
                                 =======   =======  ========  ========  =======

Additional paid-in capital:
   Balance at December 31, 1993  $35,332   $67,298  $  4,097  $(71,395) $35,332
     Recapitalization..........      103         -         -         -      103
     Capital contributions.....        -         -     2,293    (2,293)       -
     Return of capital.........        -         -      (300)      300        -
     Dissolution of
       subsidiaries............        -         -       (54)       54        -
                                 -------   -------  --------  --------  -------
   Balance at December 31, 1994   35,435    67,298     6,036   (73,334)  35,435
     Capital contributions.....    8,865         -    14,733   (14,733)   8,865
     Return of capital.........        -         -    (5,500)    5,500        -
     Designation of certain Non-
       Guarantors as Guarantors        -     3,634    (3,658)       24        -
                                 -------   -------  --------  --------  -------
   Balance at December 31, 1995   44,300    70,932    11,611   (82,543)  44,300
     Return of capital.........        -         -    (3,750)    3,750        -
                                 -------   -------  --------  --------  -------
   Balance at December 31, 1996  $44,300   $70,932  $  7,861  $(78,793) $44,300
                                 =======   =======  ========  ========  =======

Accumulated deficit:
   Balance at December 31, 1993 $(68,584) $(22,727) $ (5,492) $ 28,219 $(68,584)
     Dissolution of
       subsidiaries............        -       146      (146)        -        -
     Net loss..................   (5,477)      673       (50)     (623)  (5,477)
                                 -------   -------  --------  -------- --------
   Balance at December 31, 1994  (74,061)  (21,908)   (5,688)   27,596  (74,061)
     Designation of certain Non-
       Guarantors as Guarantors        -    (3,697)    3,697         -        -
     Dividend..................        -   (14,733)        -    14,733        -
     Net loss..................  (33,650)  (22,226)   (3,881)   26,107  (33,650)
                                 -------   -------  --------  -------- --------
   Balance at December 31, 1995 (107,711)  (62,564)   (5,872)   68,436 (107,711)
     Net loss..................  (50,558)  (21,525)  (22,882)   44,407  (50,558)
                                 -------   -------  --------  -------- --------
   Balance at December 31,
     1996......................$(158,269) $(84,089) $(28,754) $112,843$(158,269)
                               =========  ========  ========  ======== ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                       Non-   Elimin-  Consol-
Year Ended December 31, 1994:      RCAC  Guarantors Guarantors ations   idated
-----------------------------      ----  ---------- ---------- ------   ------

Net cash provided by (used in)
  operating activities.......... $(33,983) $24,747  $   (166) $      -  $(9,402)
                                 --------  -------  --------  --------  -------

Cash flows from investing activities:
   Business acquisitions........       -   (13,120)     (466)        -  (13,586)
   Capital expenditures.........       -   (33,689)      (37)        -  (33,726)
   Proceeds from sales of
     properties.................       -     7,314         -         -    7,314
   Other........................  (2,296)     (157)    1,250         -   (1,203)
                                 -------   -------  --------  --------  -------
Net cash provided by (used in)
   investing activities.........  (2,296)  (39,652)      747         -  (41,201)
                                 -------   -------  --------  --------  -------

Cash flows from financing activities:
   Borrowings and collections
    from affiliates, net........  (8,348)   14,273         -         -    5,925
 Repayments of long-term debt...  (6,470)   (2,203)        -         -   (8,673)
                                 -------   -------  --------  --------  -------
Net cash provided by (used in)
   financing activities......... (14,818)   12,070         -         -   (2,748)
                                 -------   -------  --------  --------  -------

Net increase (decrease) in cash. (51,097)   (2,835)      581         -  (53,351)
Cash at beginning of year.......  51,985     3,060       191         -   55,236
                                 -------   -------  --------  --------  -------
Cash at end of year............. $   888   $   225  $    772  $      -  $ 1,885
                                 =======   =======  ========  ========  =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996


                                                       Non-   Elimin-  Consol-
Year Ended December 31, 1995:      RCAC  Guarantors Guarantors ations   idated
-----------------------------      ----  ---------- ---------- ------   ------

Net cash provided by (used in)
  operating activities.......... $(24,449) $17,901  $  6,571  $      -  $    23
                                 --------  -------  --------  --------  -------

Cash flows from investing activities:
   Business acquisitions........       -   (14,335)        -         -  (14,335)
   Capital expenditures.........       -   (32,442)  (16,114)        -  (48,556)
   Investment in preferred stock
    of affiliate................       -    (1,000)        -         -   (1,000)
   Return of capital............   5,500         -    (5,500)        -        -
   Proceeds from sales of
     properties.................       -    33,599   (31,602)        -    1,997
   Other........................      (6)        -         6         -        -
                                 -------   -------  --------  --------  -------
Net cash provided by (used in)
   investing activities.........   5,494   (14,178)  (53,210)        -  (61,894)
                                 -------   -------  --------  --------  -------

Cash flows from financing activities:
   Proceeds from issuance of debt      -     2,950    58,670         -   61,620
   Purchase option deposit......       -     6,700    (6,700)        -        -
   Borrowings and collections
     from affiliates, net.......   9,576    (4,826)    1,200         -    5,950
   Repayments of long-term debt.       -    (2,918)     (440)        -   (3,358)
   Capital contribution from
    CFC Holdings Corp...........   8,865         -         -         -    8,865
   Deferred financing costs.....       -         -    (3,347)        -   (3,347)
                                 -------   -------  --------  --------  -------
Net cash provided by financing
  activities....................  18,441     1,906    49,383        -    69,730
                                 -------   -------  --------  --------  -------

Net increase (decrease) in cash.    (514)    5,629     2,744         -    7,859
Designation of certain Non-
  Guarantors as Guarantors......       -        30       (30)        -        -
Cash at beginning of year.......     888       225       772         -    1,885
                                 -------   -------  --------  --------  -------
Cash at end of year............. $   374   $ 5,884  $  3,486  $      -  $ 9,744

                                 =======   =======  ========  ========  =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 31, 1996


                                                       Non-   Elimin-  Consol-
Year Ended December 31, 1994:      RCAC  Guarantors Guarantors ations   idated
-----------------------------      ----  ---------- ---------- ------   ------

Net cash provided by (used in)
  operating activities.......... $(4,982)  $18,354  $     95  $      -  $13,467
                                 -------   -------  --------  --------  -------

Cash flows from investing activities:
   Business acquisitions........       -    (4,754)    2,782         -   (1,972)
   Capital expenditures.........       -   (13,543)   (2,632)        -  (16,175)
   Proceeds from sales of
     properties.................       -     2,591    (1,183)        -    1,408
   Return of capital............   3,750         -    (3,750)        -        -
                                 -------   -------  --------  --------  -------
Net cash provided by (used in)
   investing activities.........   3,750   (15,706)   (4,783)        -  (16,739)
                                 -------   -------  --------  --------  -------

Cash flows from financing activities:
   Proceeds from issuance of debt      -         -     4,027         -    4,027
   Borrowings and collections
     from affiliates, net.......     914    (1,074)    3,850         -    3,690
   Repayments of long-term debt.       -    (2,568)   (3,885)        -   (6,453)
   Deferred financing costs.....       -         -      (325)        -     (325)
                                 -------   -------  --------  --------  -------
Net cash provided by (used in)
   financing activities.........     914    (3,642)    3,667         -      939
                                 -------   -------  --------  --------  -------

Net decrease in cash............    (318)     (994)   (1,021)        -   (2,333)
Cash at beginning of year.......     374     5,884     3,486         -    9,744
                                 -------   -------  --------  --------  -------
Cash at end of year............. $    56   $ 4,890  $  2,465  $      -  $ 7,411
                                 =======   =======  ========  ========  =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.


                                   PART III

Items 10, 11, 12 and 13.

    Items 10, 11, 12 and 13 are omitted because RCAC meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K.

                                   PART  IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) 1. Financial Statements

           See Index to Financial Statements (Item 8)

        2. Financial Statement Schedules:

           All schedules are omitted because they are not  applicable  or  the
           required  information  is  shown  in  the  consolidated   financial
           statements or notes thereto.

        3. Exhibits:

           Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at 1000 Corporate Drive, Fort Lauderdale, FL 33334.


           Exhibit
             No.                   Description
             ---                   -----------

            3.1   Certificate  of  Incorporation   of  RC/Arby's   Corporation
                  ("RCAC"), incorporated herein by reference to RCAC's Current Report on Form 8-K dated November 14, 1996.

            3.2 Articles of Amendment of RCAC incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of RCAC for the year ended December 31, 1993 (the "1993 10-K").

            3.3 Certificate of Merger Merging RCAC into RCC Investments, Inc. incorporated herein by reference to Exhibit 3.3 to the 1993 10-K.

            3.4   By-Laws of RCAC, incorporated herein by reference to Exhibit
                  3.2 to RCAC's Current Report on Form 8-K dated November 14, 1996.

            3.5   Certificate  of  Incorporation of Royal Crown Company, Inc.,
                  then   known   as  Royal  Crown Cola  Co.  ("Royal  Crown"),
                  incorporated herein by reference to Exhibit 3.3 to the S-1.

            3.6 Certificate of Amendment of Certificate of Incorporation of Royal Crown incorporated herein by reference to Exhibit 3.6 to the 1993 10-K.

            3.7   By-Laws of Royal Crown,  incorporated herein by reference to
                  Exhibit 3.4 to the S-1.

            3.8   Restated   Certificate  of  Incorporation  of  Arby's,  Inc.
                  ("Arby's"), incorporated herein by reference to Exhibit 3.5 to the S-1.

            3.9 Amended Code of Regulations of Arby's, incorporated herein by reference to Exhibit 3.6 to the S-1.

            3.10 Certificate of Merger Merging Arby's, Inc. into Arby's Merger Corp. incorporated herein by reference to Exhibit
                  3.10 to the 1993 10-K.

            4.1 Indenture dated as of April 23, 1993 among RCAC, Royal Crown, Arby's and The Bank of New York, incorporated herein by reference to Exhibit 5 to Triarc Companies, Inc.'s., then known as DWG Corporation ("Triarc"), Current Report on Form 8-K dated April 23, 1993 (SEC file #1-2207).

            4.2 Note Purchase Agreement dated as of April 23, 1993 among RCAC, Triarc, RCRB Funding, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference to Exhibit 4 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file #1-2207).

            4.3 Form of Indenture among RCAC, Royal Crown, Arby's and The Bank of New York, as Trustee, relating to the 9-3/4% Senior Secured Notes Due 2000, incorporated herein by reference to
                  Exhibit 4.1 to the S-1.

            4.4 Loan Agreement dated as of May 1, 1995 by and between FFCA Acquisition Corporation and Arby's Restaurant Development Corporation ("ARDC"), incorporated herein by reference to
                  Exhibit 4.1 to RCAC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

            4.5 Amended and Restated Loan Agreement dated as of October 13, 1995 by and between FFCA Acquisition Corporation and ARDC, incorporated herein by reference to Exhibit 10.1 to RCAC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

            4.6 Loan Agreement dated as of October 13, 1995 by and between FFCA Acquisition Corporation and Arby's Restaurant Holding Company ("ARHC"), incorporated herein by reference to
                  Exhibit 10.2 to RCAC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

            4.7 Letter Agreement dated December 15, 1996 among ARHC, ARDC and FFCA Acquisition Corporation, incorporated herein by reference to Exhibit 4.7 to the Annual Report on Form 10-K of RCAC for the year ended December 31, 1995.

            4.8 Loan Agreement dated as of September 5, 1996 by and between FFCA Mortgage Corporation and ARHC, incorporated herein by reference to Exhibit 4.1 to RCAC's Current Report on Form 8-K, dated November 14, 1996.

            4.9 Supplement to Loan Agreements as of June 26, 1996 among FFCA Acquisition Corporation, ARHC, ARDC and Triarc Companies, Inc., incorporated herein by reference to Exhibit 4.2 to RCAC's Current Report on Form 8-K, dated November 14, 1996.

            4.10 Agreement Regarding Cross-Collateralization and Cross-Default Provisions as of June 26, 1996 by and among FFCA Acquisition Corporation, ARDC, ARHC and Arby's, incorporated herein by reference to Exhibit 4.3 to RCAC's Current Report on Form 8-K, dated November 14, 1996.

            10.1 Tax Sharing Agreement dated as of April 23, 1993 between RCAC and Triarc, incorporated herein by reference to Exhibit
                  10.1 to the S-1.

            10.2 Management Services Agreement dated as of April 23, 1993 between Triarc and Royal Crown, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the S-1 dated July 12, 1993 (the "Amendment No. 1").

            10.3 Management Services Agreement dated as of April 23, 1993 between Triarc and Arby's, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1.

            10.4 Employment Agreement dated as of April 24, 1993 among Royal Crown, Triarc and John C. Carson, incorporated herein by reference to Exhibit 8 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file #1-2207).

            10.5 Employment Agreement dated as of April 24, 1993 between Arby's and Donald L. Pierce, incorporated herein by reference to Exhibit 7 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file #1-2207).

            10.6 Concentrate Sales Agreement dated as of January 28, 1994 between Royal Crown and Cott Corporation, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Triarc's Registration Statement Form S-4 dated March 11, 1994 (SEC file #1-2207).

            10.7 Triarc's 1993 Equity Participation Plan, incorporated herein by reference to Exhibit E to Triarc's Definitive Proxy Statement relating to Triarc's annual meeting of stockholders held on June 9, 1994 (SEC file No. 1-2207).

            10.8 Form of Non-Incentive Stock Option Agreement under Triarc's Amended and Restated 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 12 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file #1-2207).

            10.9 Form of Restricted Stock Agreement under Triarc's Amended and Restated 1993 Equity Participation Plan, incorporated herein by reference to Exhibit 13 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file #1-2207).

            10.10 Stock  Purchase  Agreement  dated  February  13, 1997 by and among  Arby's,  ARDC,  ARHC,  Arby's  Restaurant  Operations
                  Company, RTM, Inc. and RTM Partners, Inc., incorporated herein by reference to Exhibit 10.1 to RCAC's Current Report on Form 8-K dated February 20, 1997.

            27.1 Financial Data Schedule for the year ended December 31, 1996, submitted t o the Securities and Exchange Commission in electronic format.*

            ---------------
            *     Filed herewith

      (b)   Reports on Form 8-K:

            During the three months ended December 31, 1996, the registrant filed reports on Form 8-K dated October 29, 1996 with respect to
            Item 5, "Other Events," and dated November 14, 1996 with respect to Item 7, "Exhibits."

      (d)   Financial Statements:

            Consolidated financial statements of Arby's as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996.

            Consolidated financial statements of Royal Crown as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RC/ARBY'S CORPORATION
                                                (Registrant)


                                              /s/ NELSON PELTZ
                                          By:....................
                                             Nelson Peltz
                                             Chairman and Chief
Dated:  April 15, 1997                       Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15, 1997 by the following persons on behalf of the registrant in the capacities indicated.

         Signature                                   Titles
         ---------                                   ------


      /s/  NELSON PELTZ                      Chairman and Chief Executive
 .................................            Officer, and Director
      (Nelson Peltz)                         (Principal Executive Officer)


      /s/  PETER W. MAY                      President and Chief Operating
 .................................            Officer, and Director
      (Peter W. May)                         (Principal Operating Officer)


      /s/  JOHN L. BARNES, JR.               Senior Vice President and
 .................................            Chief Financial Officer
      (John L. Barnes, Jr.)                  (Principal Financial Officer)


      /s/  FRED H. SCHAEFER                   Vice President and Chief
 .................................             Accounting Officer
      (Fred H. Schaefer)                      (Principal Accounting Officer)


      /s/  ALEXANDER E. FISHER                Director
 .................................
      (Alexander E. Fisher)

                                 ARBY'S, INC.
                                 ------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                               DECEMBER 31, 1996
                               -----------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page

Independent Auditors' Report...............................................  1
Consolidated Balance Sheets as of December 31, 1995 and 1996...............  2
Consolidated Statements of Operations for the years ended
    December 31, 1994, 1995 and 1996.......................................  3
Consolidated Statements of Stockholder's Equity for the years ended
    December 31, 1994, 1995 and 1996.......................................  4
Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1995 and 1996.......................................  5
Notes to Consolidated Financial Statements.................................  7

                                     (i)

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholder of Arby's, Inc.:

   We have audited the accompanying consolidated balance sheets of Arby's, Inc. (a wholly-owned subsidiary of RC/Arby's Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Arby's, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arby's, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, in 1995 Arby's, Inc. changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.




DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 31, 1997

                                 ARBY'S, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                 December 31,
                                                               --------------
                                                               1995      1996
                                                               ----      ----
                                                               (In thousands)
                                    ASSETS

Current assets:
  Cash.....................................................  $ 5,121   $ 4,090
  Receivables, net (Note 4)................................    6,966     6,821
  Inventories..............................................    2,203     2,157
  Assets held for sale (Note 3)............................        -    47,596
  Deferred income tax benefit (Note 8).....................    4,155     4,026
  Prepaid expenses and other current assets................    1,173     2,341
                                                             -------   -------
    Total current assets...................................   19,618    67,031

Properties, net (Note 5)...................................   57,564     6,699
Unamortized costs in excess of net assets
  of acquired companies (Note 1)...........................   28,109    21,666
Deferred income tax benefit (Note 8).......................    4,379    15,840
Deferred costs and other assets............................    9,140     7,324
                                                            --------  --------
                                                            $118,810  $118,560
                                                            ========  ========

            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt (Note 7)............... $  2,271   $17,802
  Due to Parent and affiliates, net (Note 10)..............   11,588    10,410
  Accounts payable.........................................    8,912    10,306
  Purchase option deposit from affiliate (Note 10).........    6,700     6,700
  Accrued expenses (Note 6)................................   24,320    31,529
                                                            --------   -------
    Total current liabilities..............................   53,791    76,747

Long-term debt (Note 7)....................................   19,434     2,991
Deferred income and other liabilities......................    6,456    14,258
Commitments and contingencies (Notes 2, 3, 7, 8, 12 and 13)

Stockholder's equity (Note 7):
  Common stock, $1.00 par value; 1,000 shares authorized,
    issued and outstanding.................................        1         1
  Additional paid-in capital...............................   24,872    24,872
  Retained earnings (accumulated deficit)..................   14,256      (309)
                                                            --------  --------
    Total stockholder's equity.............................   39,129    24,564
                                                            --------  --------
                                                            $118,810  $118,560
                                                            ========  ========

         See accompanying notes to consolidated financial statements.

                                 ARBY'S, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year ended December 31,
                                                     1994       1995      1996
                                                   ---------   ------    -----
                                                          (In thousands)

Revenues:
   Net sales.....................................$171,858   $188,144   $179,275
   Royalties.....................................  46,670     51,277     55,708
   Franchise fees................................   3,653      4,648      2,834
   Other revenues................................     700      1,008        779
                                                  -------   --------   --------
                                                  222,881    245,077    238,596
                                                  -------   --------   --------

Costs and expenses:
   Cost of sales................................. 139,744    159,119    148,374
   Advertising and selling (Note 1)..............  17,156     19,638     20,292
   General and administrative (Notes 10 and 11).. 50,390 59,204 53,288 Reduction in carrying value of long-lived assets impaired or to be disposed of
      (Notes 1 and 3)............................       -     11,527     27,886
   Corporate restructuring (Note 9)..............       -          -      2,400
                                                  -------   --------   --------
                                                  207,290    249,488    252,240
                                                  -------   --------   --------

      Operating profit (loss)....................  15,591     (4,411)   (13,644)

Interest expense.................................  (2,166)    (2,188)    (2,457)
Allocation of interest expense from Parent
  (Note 10)......................................  (1,800)    (3,985)    (3,592)
Other income (expense), net (Note 14)............    (872)    (1,341)       522
                                                  -------    -------   --------

      Income (loss) before income taxes .........  10,753    (11,925)   (19,171)

Benefit from (provision for) income taxes
  (Note 8).......................................  (4,761)     3,764      4,606
                                                  -------    -------   --------

      Net income (loss).......................... $ 5,992    $(8,161)  $(14,565)
                                                  =======    =======   ========

         See accompanying notes to consolidated financial statements.

                                 ARBY'S, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   For the three years ended December 31, 1996









                                         Common Stock
                                     ------------------  Additional   Retained
                                      Number              Paid-in     Earnings
                                     of Shares   Amount   Capital     (Deficit)
                                     ---------   ------   -------     ---------
                                                    (Dollars in thousands)


Balance at December 31, 1993........    1,000   $      1    $24,872    $31,158
   Net income.......................        -          -          -      5,992
                                     --------   --------    -------    -------
Balance at December 31, 1994........    1,000          1     24,872     37,150
   Dividend (Note 10)...............        -          -          -    (14,733)
   Net loss.........................        -          -          -     (8,161)
                                     --------   --------    -------    -------
Balance at December 31, 1995........    1,000          1     24,872     14,256
   Net loss.........................        -          -          -    (14,565)
                                     --------   --------    -------    -------
Balance at December 31, 1996........    1,000   $      1    $24,872    $  (309)
                                     ========   ========    =======    =======

         See accompanying notes to consolidated financial statements.

                                 ARBY'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                       1994     1995     1996
                                                    --------   ------   -----
                                                                (In thousands)
Cash flows from operating activities:
   Net income (loss)............................. $  5,992  $ (8,161) $(14,565)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Reduction in carrying value of long-lived
        assets...................................         -    11,527   27,886
      Depreciation and amortization of properties     9,324    11,098    8,947
      Amortization of costs in excess of net
        assets of acquired companies and other
        intangibles..............................     2,029     3,334    2,919
      Provision for corporate restructuring......         -         -    2,400
      Payments on facilities relocation and
        corporate restructuring..................    (1,375)        -        -
      Benefit from deferred income taxes.........    (1,135)   (3,524) (11,332)
      Provision for doubtful accounts............       420       566      424
      Loss (gain) on disposal of properties, net.      (124)    1,492     (305)
      Other, net.................................    (1,761)   (4,782)    (213)
      Changes in operating assets and liabilities:
        Decrease (increase) in:
          Receivables............................       444    (1,173)    (279)
          Inventories............................      (226)      444       46
          Prepaid expenses and other current
           assets................................      (241)      675   (1,168)
        Increase (decrease) in:
          Accounts payable.......................     6,007    (3,551)  (1,844)
          Accrued expenses.......................     3,967     4,383    4,838
                                                   --------  --------  -------
Net cash provided by operating activities........    23,321    12,328   17,754
                                                   --------  --------  -------
Cash flows from investing activities:
   Business acquisitions:
     Properties, net.............................    (9,894)   (9,219)  (2,782)
     Trademarks, favorable lease acquisition costs
       and non-compete agreement.................      (878)   (1,876)  (1,972)
     Costs in excess of net assets of acquired
       companies.................................    (5,074)   (2,708)       -
     Net current assets..........................         -      (335)       -
     Capitalized leases assumed..................     2,726     2,726        -
                                                   --------  --------  -------
                                                    (13,120)  (11,412)  (4,754)
   Capital expenditures..........................   (32,430)  (30,968) (12,952)
   Proceeds from sales of properties.............     7,306    33,012    2,563
   Other  .......................................      (157)        -        -
                                                   --------  --------  -------
Net cash used in investing activities............   (38,401)   (9,368) (15,143)
                                                   --------  --------  -------
Cash flows from financing activities:
   Repayments of long-term debt..................    (2,097)   (2,918)  (2,568)
   Borrowings from (advances/repayments to) Parent
     and affiliates, net.........................    14,273    (4,826)  (1,074)
   Purchase option deposit received from affiliate        -     6,700        -
   Proceeds from issuance of long-term debt......         -     2,950        -
                                                   --------  --------  -------
Net cash provided by (used in) financing activities  12,176     1,906   (3,642)
                                                   --------  --------  -------
Net increase (decrease) in cash .................    (2,904)    4,866   (1,031)
Cash at beginning of year........................     3,159       255    5,121
                                                   --------  --------  -------
Cash at end of year..............................  $    255  $  5,121  $ 4,090
                                                   ========  ========  =======

                                  (continued)

          See accompanying notes to consolidated financial statements.

                                 ARBY'S, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)



                                                    Year ended December 31,
                                                   --------------------------
                                                    1994      1995      1996
                                                   ------    ------    ------
                                                          (In thousands)

Supplemental  disclosures of cash flow information:
  Cash paid during the year for:
     Interest..................................   $ 2,134   $  2,537   $ 2,440
                                                  =======   ========   =======
     Income taxes..............................   $ 1,384   $    685   $   142
                                                  =======   ========   =======

Supplemental disclosures of noncash investing
  and financing activities:
     Total capital expenditures................   $34,873   $ 31,330   $12,952
     Amounts representing capitalized leases...    (2,443)      (362)        -
                                                  -------   --------   -------
      Capital expenditures paid in cash........   $32,430   $ 30,968   $12,952
                                                  =======   ========   =======

     As described in Note 10, in May 1995 Arby's made a non-cash dividend aggregating $14,733,000 to the Parent consisting of the land, buildings and related improvements of 39 restaurants.

          See accompanying notes to consolidated financial statements.

                                 ARBY'S, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1996


(1) Summary of Significant Accounting Policies

Principles of Consolidation

   The consolidated financial statements include the accounts of Arby's, Inc. ("Arby's"), a wholly-owned subsidiary of RC/Arby's Corporation (the "Parent"), which is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Parent has certain wholly-owned subsidiaries other than Arby's, including Royal Crown Company, Inc. ("Royal Crown") and certain subsidiaries involved in quick service restaurant operations, principally Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC").

Inventories

   Inventories, consisting principally of raw materials, are stated at the lower of cost (determined on the first-in, first-out basis) or market. Substantially all inventories are pledged as collateral for certain debt of the Parent (see Note 7).

Properties and Depreciation and Amortization

   Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated on the straight-line basis using the estimated useful lives of the related major classes of properties: 15-20 years for buildings and 3-8 years for machinery and equipment. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

Unamortized Costs in Excess of Net Assets of Acquired Companies

   Costs in excess of net assets of acquired companies ("Goodwill") are being amortized on the straight- line basis over 15 to 40 years. Aggregate accumulated amortization of Goodwill was $7,263,000 and $7,522,000 as of December 31, 1995 and 1996, respectively.

Impairments

   Goodwill

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations through the period such Goodwill is being amortized are sufficient to absorb the related amortization, Arby's has deemed there to be no impairment of Goodwill.

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



   Long-Lived Assets

   Effective October 1, 1995 Arby's adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In 1996 Arby's recorded a provision of $27,886,000 in order to reduce the carrying value of certain long-lived assets and identifiable intangibles relating to the estimated loss on the anticipated sale of all company-owned restaurants (see Note 3).

Advertising Costs

   The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $16,742,000, $19,072,000 and $19,868,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

Income Taxes

   Arby's is included in the consolidated Federal income tax return filed by Triarc. Under a tax sharing agreement between Triarc and the Parent, Arby's provides for Federal income taxes on the same basis as if it filed a separate consolidated return. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

Franchise Fees and Royalties

   Franchise fees are recognized as income when a franchised restaurant is opened. Franchise fees for multiple area developments represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised outlet and are accrued as earned.

Reclassifications

   Certain  amounts  included  in  the  prior  years'  consolidated  financial
statements  have  been   reclassified  to  conform  with  the  current  year's
presentation.

(2) Significant Risks and Uncertainties

Nature of Operations

   Arby's primarily franchises and operates (see Note 3 regarding the February 1997 agreement to sell all company-owned restaurants) Arby's quick service restaurants representing the largest franchise restaurant system specializing in roast beef sandwiches. Arby's operations principally are throughout the United States.

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates

   Arby's significant estimates are for costs related to (i) provisions for impairment of long-lived assets and for long-lived assets to be disposed of (see Note 3) and (ii) provisions for legal contingencies (see Note 13).

Certain Risk Concentrations

   Arby's believes that its vulnerability to risk concentrations related to significant customers and vendors, products sold and sources of its raw materials is not significant. Risk of geographical concentration is also minimized since Arby's generally operates throughout the United States with limited foreign exposure.

(3) Planned Transactions

Spinoff

   In October 1996 Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of Arby's) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the Internal Revenue Service
("IRS") that the Spinoff Transactions will be tax-free to Triarc and its subsidiaries and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact, if any, of its proposed acquisition of Snapple Beverage Corp. (which Triarc announced on March 27, 1997) on the anticipated structure of the Spinoff Transactions.

Sale of Restaurants

   In February 1997 Arby's, ARDC, ARHC and AROC entered into an agreement (the "RTM Agreement") with RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, to sell to an affiliate of RTM all of their 355 company-owned restaurants. In connection therewith, Arby's will sell its 274 company-owned restaurants to the Parent in exchange for a note of approximately $31,500,000 and the assumption of approximately $15,000,000 of capitalized lease obligations. The consummation of the sale is subject to customary closing conditions, including receipt of necessary consents and regulatory approvals, and is expected to occur during the second quarter of 1997.

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



   In 1996 Arby's recorded a $27,886,000 charge to (i) reduce the carrying value of the long-lived assets to be sold (reported as "Assets held for sale" in the accompanying consolidated balance sheet as of December 31, 1996) by approximately $15,469,000 to estimated fair value consisting of adjustments to "Properties, net" of $5,812,000, "Unamortized costs in excess of net assets of acquired companies" of $5,214,000 and "Deferred costs and other assets" of $4,443,000 and (ii) provide for associated net liabilities of $12,417,000, principally reflecting the present value of certain equipment operating lease obligations which will not be assumed by the purchaser and estimated closing costs. The estimated fair value was determined based on the terms of the RTM Agreement including anticipated sales price. During 1996 the operations of Arby's restaurants to be disposed of had net sales of $179,275,000 and a pretax loss of $651,000. Such loss reflects $10,071,000 of allocated general and administrative expenses and $1,930,000 of interest expense related to the capitalized lease obligations directly related to the operations of the restaurants being sold to RTM.

   In 1995, Arby's recorded a provision of $11,527,000 consisting of an $8,899,000 reduction in the net carrying value of certain restaurants and other restaurant-related long-lived assets which were determined to be impaired and a $2,628,000 reduction to a net carrying value of $975,000 of certain restaurants and related equipment to be disposed. Such provision reduced "Properties, net" by $10,347,000, "Unamortized costs in excess of net assets of acquired companies" by $1,040,000 and "Deferred costs and other assets" by $140,000 to reflect the fair value of the respective assets. The fair value was generally determined by applying a fair market capitalization rate to the estimated expected future annual cash flows. The results of operations of the restaurants to be disposed resulted in a pre-tax loss of $806,000 for the year ended December 31, 1995.

(4) Receivables, net

   The following is a summary of the components of receivables (in thousands):

                                                             December 31,
                                                          -----------------
                                                          1995         1996
                                                          ----         ----
       Receivables:
           Trade.......................................  $ 6,079     $ 6,837
           Other.......................................    1,861       1,004
                                                         -------     -------
                                                           7,940       7,841
       Less allowance for doubtful accounts (trade)....      974       1,020
                                                         -------     -------
                                                         $ 6,966     $ 6,821
                                                         =======     =======

   The following is an analysis of the allowance for doubtful accounts for the years ended December 31 (in thousands):
                                                  1994       1995       1996
                                                  ----       ----       ----

       Balance at beginning of year...........  $    818   $   748    $    974
       Provision for doubtful accounts........       420       566         424
       Recoveries of doubtful accounts........       101        44          21
       Uncollectible accounts written off.....      (591)     (384)       (399)
                                                --------   -------    --------
       Balance at end of year.................  $    748   $   974    $  1,020
                                                ========   =======    ========

   Substantially all receivables are pledged as collateral for certain debt of the Parent (see Note 7).

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



(5) Properties

    The following is a summary of the components of properties, at cost (in thousands):

                                                             December 31,
                                                          -----------------
                                                          1995         1996
                                                          ----         ----

       Land ...........................................  $ 4,234     $ 2,689
       Buildings and improvements and leasehold
         improvements..................................   39,491       6,918
       Machinery and equipment.........................   36,612       7,016
       Leased assets capitalized.......................   16,343         888
                                                         -------      ------
                                                          96,680      17,511
       Less accumulated depreciation and amortization..   39,116      10,812
                                                         -------      ------
                                                         $57,564      $6,699
                                                         =======      ======

    The decrease in properties from December 31, 1995 to December 31, 1996 principally resulted from the 1996 reduction in carrying value of certain long-lived assets to be disposed of and reclassification as of December 31, 1996 of such assets to "Assets held for sale" (see Note 3).

    Substantially all properties are pledged as collateral for certain debt of Arby's and the Parent (see Note 7).

(6) Accrued Expenses

    The following is a summary of the components of accrued expenses (in thousands):

                                                             December 31,
                                                          -----------------
                                                          1995         1996
                                                          ----         ----

       Accrued taxes...................................  $ 6,223     $12,589
       Accrued compensation and related benefits.......    9,105       8,972
       Reserve for closed stores.......................    2,952       2,145
       Other...........................................    6,040       7,823
                                                         -------     -------
                                                         $24,320     $31,529
                                                         =======     =======

(7) Long-term Debt

    Long-term debt consisted of the following (in thousands):

                                                             December 31,
                                                           ----------------
                                                           1995        1996
                                                           ----        ----

    Capitalized lease obligations....................... $17,313      $15,928
    Notes, bearing interest at 7.94% to 13 1/2%,
      due through 2002 secured by equipment and
      buildings.........................................   4,392        4,865
                                                         -------      -------
       Total debt ......................................  21,705       20,793
    Less amounts payable within one year................   2,271       17,802
                                                         -------      -------
                                                         $19,434      $ 2,991
                                                         =======      =======

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996




    Aggregate annual maturities of long-term debt, including capitalized lease obligations, are as follows as of December 31, 1996 (in thousands):

       Year ending December 31,
       ------------------------

       1997 ........................................... $ 17,802
       1998 ...........................................    1,129
       1999 ...........................................      956
       2000 ...........................................      254
       2001 ...........................................      260
       Thereafter......................................      392
                                                         -------
                                                         $20,793
                                                         =======

   As discussed in Note 3, in February 1997 Arby's entered into an agreement to sell all of its restaurants and, if such sale is consummated on terms as they currently exist, the purchaser would assume all capitalized lease obligations associated with the restaurants currently estimated to be approximately $15,000,000.

   The fair values of long-term debt are assumed to reasonably approximate their carrying amounts since (i) for capitalized lease obligations, the weighted average implicit interest rates approximate current levels and (ii) for notes payable, the remaining maturities are relatively short-term.

   The Parent has outstanding $275,000,000 of 9 3/4% senior secured notes due 2000 (the "Senior Notes") which mature on August 1, 2000. Arby's has fully and unconditionally guaranteed the Parent's obligations with respect to the Senior Notes jointly and severally with Royal Crown. Arby's common stock and substantially all of its personal property secure such guarantee.

(8) Income Taxes

   As discussed in Note 1, Arby's is included in the consolidated Federal income tax return of Triarc. Pursuant to a tax sharing agreement between Triarc and the Parent, Arby's provides for Federal income taxes on the same basis as if it filed a separate consolidated return. Amounts currently payable for income taxes are included in "Accrued expenses" in the accompanying consolidated balance sheets.

   The income (loss) before income taxes consists of the following components for the years ended December 31 (in thousands):
                                                   1994      1995      1996
                                                   ----      ----      ----

      Domestic..................................  $10,631  $(11,554) $(15,933)
      Foreign...................................      122      (371)   (3,238)
                                                  -------  --------  --------
                                                  $10,753  $(11,925) $(19,171)
                                                  =======  ========  ========

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



    The benefit from (provision for) income taxes consists of the following components for the years ended December 31 (in thousands):

                                                   1994      1995      1996
                                                   ----      ----      ----

    Current:
      Federal...................................  $(3,940) $    543   $(5,368)
      State.....................................     (773)       59      (988)
      Foreign...................................   (1,183)     (362)     (370)
                                                  -------  --------   -------
                                                   (5,896)      240    (6,726)
                                                  -------  --------   -------
    Deferred:
      Federal...................................      323     2,936    10,931
      State.....................................       59       588       401
      Foreign...................................      753         -         -
                                                  -------  --------   -------
                                                    1,135     3,524    11,332
                                                  -------  --------   -------
                                                  $(4,761) $  3,764   $ 4,606
                                                  =======  ========   =======

    The current deferred income tax asset and the net non-current deferred income tax asset resulted from the following components (in thousands):

                                                            December 31,
                                                          -----------------
                                                          1995         1996
                                                          ----         ----

    Current deferred income tax assets:
       Accrued employee benefit costs.................  $ 2,266      $ 1,922
       Closed store reserve...........................    1,061          834
       Allowance for doubtful accounts................      334          397
       Accrued legal and advertising..................       70          279
       Other, net.....................................      424          594
                                                        -------      -------
                                                          4,155        4,026
                                                        -------      -------

    Non-current deferred income tax assets (liabilities):
       Depreciation and other properties basis
         differences..................................    2,383       15,668
       Deferred franchise fees........................    1,303        1,330
       Reserve for income tax contingencies...........     (653)      (1,644)
       Other, net.....................................    1,346          486
                                                        -------      -------
                                                          4,379       15,840
                                                        -------      -------
                                                        $ 8,534      $19,866
                                                        =======      =======

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



    The difference between the reported income tax benefit (provision) and the tax benefit (provision) that would result from applying the 35% Federal statutory rate to the income (loss) before income taxes is reconciled as follows (in thousands):
                                                    1994      1995     1996
                                                    ----      ----     ----

    Income tax benefit (provision) computed at
      Federal statutory rate....................$  (3,764)  $ 4,174    $6,710
    Decrease (increase) in Federal taxes
     resulting from:
      Effect of net operating losses for which
       no tax carryback benefit is available....        -         -    (1,133)
      State income (taxes) benefit, net of Federal
        income tax effect.......................     (464)      421      (382)
      Amortization of non-deductible Goodwill...     (336)     (284)     (284)
      Foreign tax rate in excess of United
        States Federal statutory rate and
        foreign withholding taxes, net of
        Federal income tax benefit...............    (265)     (308)     (241)
      Non-deductible amortization of
        restricted stock.........................       -      (274)        -
      Other, net................................       68        35       (64)
                                                  -------  --------   -------
                                                  $(4,761) $  3,764   $ 4,606
                                                  =======  ========   =======

    The IRS has completed its examination of the Federal income tax returns of Triarc and its subsidiaries for the tax years from 1989 through 1992 and has issued notices of proposed adjustments relating to Arby's increasing taxable income by approximately $600,000, the tax effect of which has not yet been determined. Triarc is contesting the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. Management of Arby's believes that adequate aggregate provisions have been made in prior periods for any tax liabilities, including interest, that may result from the 1989 through 1992 examination and other tax matters.

(9) Corporate Restructuring

    The "Corporate restructuring" charge of $2,400,000 set forth in the accompanying consolidated statement of operations for 1996 relates to estimated costs of planned subleases (principally for the write- off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space in excess of anticipated sublease proceeds as a result of the RTM sale (see Note 3).

(10) Related Party Transactions

    The following is a summary of transactions between Arby's and its related parties (in thousands):

                                                   1994      1995       1996
                                                   ----      ----       ----

    Costs allocated to Arby's by Triarc under a
      management services agreement (a).........  $ 4,100  $  4,100   $ 3,850
    Interest expense allocated to Arby's
      from Parent (b)...........................    1,800     3,985     3,592
    Royalty income from affiliates (c)..........        6     1,132     2,067
    Purchase of restaurants from affiliates (d).        -         -     2,782
    Proceeds from sales of restaurants to
      affiliates (e)............................        -    31,602     1,600

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



                                                   1994      1995       1996
                                                   ----      ----       ----

    Compensation costs charged (credited) to
      Arby's by Triarc for restricted stock
      and below market stock options (Note 11)..      794       870      (104)
    Dividend of restaurants to Parent (f).......        -    14,733         -
    Purchase option deposit from affiliate (g)..        -     6,700         -
    Payments to affiliates for usage of aircraft      168        58         -
    Sale of certain  promissory notes from
      franchisees to Southeastern Public
      Service Company, a subsidiary of Triarc,
      at remaining outstanding principal amount.    1,239         -         -

  (a) Arby's receives from Triarc certain management services, including legal, accounting, tax, insurance, financial and other management services, under a management services agreement. Arby's was allocated costs under such agreement of $4,100,000, $4,100,000 and $3,850,000 during the years ended December 31, 1994, 1995 and 1996, respectively included in "General and administrative" in the accompanying consolidated statements of operations. Such costs were allocated to Arby's by Triarc based upon the relative sum of the greater of income before income taxes, depreciation and amortization and 10% of revenues. Management of Arby's believes that such allocation method is reasonable. Further, management of Arby's believes that such allocation approximates the costs that would have been incurred by Arby's on a stand-alone basis.

  (b) A substantial portion of interest expense on the Senior Notes (the "Senior Notes Interest") has been allocated by the Parent to Arby's and Royal Crown based upon the approximate proportion of Goodwill pushed down to those subsidiaries in connection with their original acquisition by Triarc and its subsidiaries, which resulted in interest allocated to Arby's of $1,800,000 during each of the years ended December 31, 1994, 1995 and 1996. In addition, during 1995 and 1996, the Parent allocated to Arby's interest expense of $2,185,000 and $1,792,000, respectively incurred in connection with borrowings from Triarc in 1995 and 1996 and Southeastern Public Service Company, a subsidiary of Triarc, in 1995 (the "Triarc and SEPSCO Interest"), the proceeds of which were principally advanced by the Parent to Arby's to fund capital expenditures, acquisitions and other cash requirements of Arby's. Management of Arby's believes such allocations are reasonable and, with respect to the Triarc and SEPSCO Interest, approximated the interest Arby's would have incurred in the open market. However, the allocation of the Senior Notes Interest may not be indicative of interest expense which Arby's would have incurred on a stand-alone basis, the amounts of which would be dependent upon Arby's capital structure on such stand-alone basis.

  (c) Arby's entered into franchise license agreements for each of the restaurants operated by AROC (51 restaurants) and ARHC (30 restaurants) under terms similar to those for unaffiliated parties except that franchise fees are not required. During 1995 and 1996, Arby's recognized royalties of $879,000 and $1,347,000 from AROC and $253,000 and $720,000 from ARHC, respectively. Triarc has, under certain circumstances, guaranteed the payment by AROC of royalty payments to Arby's under AROC's license agreements. Arby's also entered into management agreements with each of AROC, ARDC and ARHC pursuant to which Arby's provides certain management services, as well as financial and accounting services to such companies for reimbursement of the direct costs to Arby's of such services plus an annual fee of $10,000 from each of those companies.

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



  (d) During 1996, Arby's purchased the land, buildings and related equipment of 4 restaurants from ARDC and AROC for cash of $2,782,000, representing the net book value of the related assets.

  (e) During 1995, Arby's sold the land, buildings and related equipment of an aggregate 29 restaurants and the equipment of the 39 restaurants referred to in (f) below to ARDC and ARHC for proceeds of $31,602,000, representing the approximate net book value of the related assets. During 1996 Arby's sold the land, buildings and related equipment of 3 restaurants with a net book value of $785,000 to ARHC for proceeds of $1,600,000.

  (f) In May 1995, Arby's dividended land, buildings and related improvements of 39 restaurants with a net book value of $14,733,000 to the Parent.

  (g) In connection with the acquisition by Arby's of 35 previously franchised restaurants in February 1995, Arby's received a $6,700,000 non-interest bearing refundable purchase option deposit from Arby's Restaurants, Inc. ("ARINC"), a newly-formed wholly-owned subsidiary of the Parent, which gives ARINC the right to purchase any or all of such 35 acquired restaurants and apply up to the full amount of the option payment against the purchase price. The option's expiration date is August 31, 1997. To the extent the option is not utilized, such deposit or portion thereof will be refunded to ARINC. It is currently expected that the option will be terminated if the RTM sale (see
Note 3) is consummated.

(11) Pension and Stock Compensation Plans

    Triarc maintains a 401(k) defined contribution plan covering all of Arby's employees who meet certain minimum requirements and elect to participate. Employees may contribute up to 15% of their compensation, subject to certain limitations. The plan provides for company matching contributions of 50% of employee contributions up to the first 5% of an employee's contributions. The plan also provides for annual additional contributions at Arby's discretion. In connection with these employer contributions, Arby's provided $338,000, $959,000 and $689,000 in 1994, 1995 and 1996, respectively.

    Arby's employees who were eligible to participate prior to 1989 are covered under a defined benefit pension plan (the "Plan") sponsored by the Parent which covers employees of Arby's, Royal Crown and certain other affiliates. Prior to 1994 the plan was frozen. Net periodic pension cost (credit) under the Plan was immaterial in each of the years presented.

    Prior to 1994 and during 1994, respectively, Triarc granted 70,500 and 6,250 restricted shares of Triarc Class A common stock to certain Arby's senior executives under Triarc's 1993 Equity Participation Plan (the "Triarc Equity Plan"). The aggregate values of the awards at the respective dates of grant of $1,482,000 for 1993 and $131,000 for 1994 were being charged to Arby's as compensation expense over the applicable vesting periods through 1996. On December 7, 1995, the Compensation Committee of Triarc's Board of Directors authorized management of Triarc to accelerate the vesting of all of the then outstanding shares of restricted stock. On January 16, 1996 management of Triarc accelerated the vesting and Arby's recorded the resulting additional amortization expense of $454,000 in its entirety in 1995. In addition, Triarc has granted stock options to certain key employees of Arby's under the Triarc Equity Plan. Of such options, 100,000 granted prior to 1994 were at an option price of $20.00 per share which was lower than the $31.75 fair market value of Triarc's Class A common stock at the date of grant, representing an aggregate difference of $1,175,000. Such amount is being charged to Arby's as compensation expense over the applicable vesting period through 1998, net of reversals of prior charges arising from the forfeiture of

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996


certain of those options in connection with employee terminations (the "Forfeiture Adjustments"). Compensation expense resulting from the grants of restricted shares and below market stock options aggregated $794,000 and $870,000 (including the $454,000 from the accelerated vesting of the restricted stock and net of $231,000 of Forfeiture Adjustments) during 1994 and 1995, respectively. During 1996, the Company recorded a net compensation credit of $104,000 with respect to below market stock options (which reflects $173,000 of Forfeiture Adjustments). All such stock compensation expenses and credits are included in "General and administrative" in the accompanying consolidated statements of operations.

(12) Lease Commitments

     Arby's leases buildings and improvements and machinery and equipment. Some leases provide for contingent rentals based upon sales volume.

     Rental  expense  under   operating   leases  consists  of  the  following
components for the years ended December 31 (in thousands):

                                               1994      1995      1996
                                               ----      ----      ----

      Minimum rentals...................... $  9,548   $ 14,873   $16,190
      Contingent rentals...................    1,454        879       793
                                             -------   --------   -------
                                              11,002     15,752    16,983
      Less sublease income.................      336        688       489
                                             -------   --------   -------
                                             $10,666   $ 15,064   $16,494
                                             =======   ========   =======

    Arby's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year as of December 31, 1996 are set forth below. Such future minimum rental payments exclude an aggregate $11,540,000 of future operating lease payments relating to equipment to be transferred to RTM assuming consummation of the RTM sale (see Note 3) but the obligations for which will remain with Arby's. As such Arby's has provided for the present value of $9,677,000 of such lease payments in "Reduction in carrying value of long-lived assets impaired or to be disposed of". Such future minimum rental payments include an aggregate $91,754,000 ($9,160,000, $8,580,000, $7,715,000, $7,111,000, $6,759,000 and $52,429,000 in
1997, 1998, 1999, 2000, 2001 and thereafter, respectively) of future operating lease payments and, in addition, substantially all of the future capitalized lease payments which will be assumed by RTM assuming consummation of the sale to RTM. Such rental payments and sublease rental income were as follows (in thousands):

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996


                                      Rental Payments       Sublease Income
                                      ---------------       ---------------
                                 Capitalized  Operating  Capitalized Operating
   Year Ending December 31,         Leases      Leases      Leases     Leases
   ------------------------         ------      ------      ------     ------

   1997........................... $16,120      $11,634    $    81     $   481
   1998...........................     105       10,358         60         454
   1999...........................      87        9,063         60         410
   2000...........................      87        8,438         57         396
   2001...........................      87        8,086         43         342
   Thereafter.....................     397       58,865        219       1,300
                                   -------      -------    -------     -------
   Total minimum payments.........  16,883     $106,444    $   520     $ 3,383
                                               ========    =======     =======
   Less interest..................     955
                                   -------
   Present value of minimum
     capitalized lease payments... $15,928
                                   =======

   The present value of minimum capitalized lease payments is included, as applicable, with "Long-term debt" or "Current portion of long-term debt" in the accompanying consolidated balance sheets (see Note 7).

   In August 1994, Arby's completed the sale and leaseback of the land and buildings of fourteen company-owned restaurants. The net cash sales price of the properties was $6,703,000. Arby's entered into individual twenty-year land and building leases for such properties and capitalized the building portion of such leases while the land portion is being accounted for as operating leases, reflected in the table above. Such sale resulted in a gain of $605,000 which was being amortized to income over the twenty- year lives of the leases (see Note 3).

(13) Legal Matters

   On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2,500,000. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

   Arby's has accrued an amount which it believes represents the minimum of the range of the potential liability as a result of such legal matter and no other amount within the range is any more likely than the amount accrued by Arby's. Based on currently available information and given Arby's reserve for

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996


such legal matter as of December 31, 1996, Arby's does not believe that the legal matter referred to above, as well as ordinary routine litigation incidental to its business, will have a material adverse effect on its consolidated results of operations or financial position.

(14) Business Acquisitions

   Arby's consummated several business acquisitions during 1994, 1995 and 1996 for cash of $13,120,000, $11,412,000 and $4,754,000, respectively, and the issuance of debt in 1996 of $1,750,000. All such acquisitions have been accounted for in accordance with the purchase method of accounting. In addition, in 1994 Triarc entered into a definitive merger agreement with Long John Silver's Restaurants, Inc. ("LJS"), an owner, operator and franchisor of quick service fish and seafood restaurants, whereby Triarc would acquire all of the outstanding stock of LJS. In December 1994, Triarc decided not to proceed with the acquisition of LJS due to the higher interest rate environment and difficult capital markets which would have resulted in significantly higher than anticipated costs and unacceptable terms of financing. Accordingly, Arby's recorded a charge of $1,122,000 in 1994 for the expenses it incurred directly relating to the failed acquisition of LJS representing consulting, legal and other costs, which is included in "Other income (expense), net".

                           ROYAL CROWN COMPANY, INC.
                           -------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                               DECEMBER 31, 1996
                               -----------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

Independent Auditors' Report...............................................  1
Consolidated Balance Sheets as of December 31, 1995 and 1996...............  2
Consolidated Statements of Operations for the years ended December 31,
    1994, 1995, and 1996...................................................  3
Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1994, 1995, and 1996................................  4
Consolidated Statements of Cash Flows for the years ended December 31,
    1994, 1995, and 1996...................................................  5
Notes to Consolidated Financial Statements.................................  7



                                      (i)

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholder of Royal Crown Company, Inc.:

    We have audited the accompanying consolidated balance sheets of Royal Crown Company, Inc. (a wholly-owned subsidiary of RC/Arby's Corporation) and subsidiary ("Royal Crown") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Royal Crown's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Royal Crown as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 31, 1997

                           ROYAL CROWN COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                December 31,
                                                               --------------
                                                               1995      1996
                                                               ----      ----
                                                               (In thousands)
                                    ASSETS

Current assets:
  Cash.................................................... $     763  $    800
  Receivables, net (Note 4)...............................    22,830    27,819
  Inventories (Note 5)....................................    11,871     9,305
  Deferred income tax benefit (Note 10)...................     2,037     4,478
  Prepaid expenses and other current assets...............     3,883     3,746
                                                            --------  --------
    Total current assets..................................    41,384    46,148

Properties, net (Note 6)..................................     6,895     5,227
Unamortized costs in excess of net assets of
  acquired companies (Note 7).............................   142,374   137,457
Deferred costs and other assets (Note 8)..................     3,206     3,955
                                                            --------  --------
                                                            $193,859  $192,787
                                                            ========  ========

          LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Accounts payable......................................... $ 11,875  $ 12,677
  Accrued expenses (Note 9)................................   14,828    20,704
                                                            --------  --------
    Total current liabilities..............................   26,703    33,381

Due to Parent and affiliates, net (Note 13)................  196,363   196,219
Deferred income taxes (Note 10)............................    1,550     1,271
Other liabilities (Note 14)................................    1,293       926
Commitments and contingencies (Notes 2, 3, 10, 11, 15 and 16)

Stockholder's equity (deficit) (Note 11):
  Common stock, $1.00 par value; 1,000 shares authorized,
    issued and outstanding.................................        1         1
  Additional paid-in capital...............................   42,426    42,426
  Accumulated deficit......................................  (74,477)  (81,437)
                                                            --------  --------
    Total stockholder's deficit............................  (32,050)  (39,010)
                                                            --------  --------
                                                            $193,859  $192,787
                                                            ========  ========

         See accompanying notes to consolidated financial statements.

                           ROYAL CROWN COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Year ended December 31,
                                                   -------------------------
                                                   1994      1995       1996
                                                   ----      ----       ----
                                                        (In thousands)

Net sales......................................  $146,146  $172,603   $178,007
                                                 --------  --------   --------

Costs and expenses:
   Cost of sales...............................    31,076    57,072     61,620
   Advertising, selling and distribution (Note 1). 78,186    86,226     76,923
   General and administrative (Notes 13 and 14). 22,298 27,441 23,716 Facilities relocation and corporate
     restructuring (Note 12)...................         -         -      3,950
                                                 --------   -------   --------
                                                  131,560   170,739    166,209
                                                 --------   -------   --------

     Operating profit..........................    14,586     1,864     11,798

Interest expense...............................       (16)      (13)         -
Allocation of interest expense from Parent
  (Note 13)....................................   (20,000)  (20,000)   (20,000)
Other income (expense), net (Note 13)..........       243      (760)       286
                                                ---------   -------   --------

   Loss before income taxes....................    (5,187)  (18,909)    (7,916)

Benefit from (provision for) income taxes
 (Note 10).....................................      (201)    4,844        956
                                                ---------  --------   --------

   Net loss ................................... $  (5,388) $(14,065)  $ (6,960)
                                                =========  ========   ========

         See accompanying notes to consolidated financial statements.

                           ROYAL CROWN COMPANY, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                  For the three years ended December 31, 1996



                                        Common Stock
                                        ------------    Additional
                                     Number               Paid-In  Accumulated
                                    of Shares   Amount    Capital    Deficit
                                    ---------   ------    -------    -------
                                                   (Dollars in thousands)

Balance at December 31, 1993.......    1,000   $     1   $ 42,426    $(55,024)
   Net loss........................        -         -          -      (5,388)
                                    --------   -------   --------    ---------
Balance at December 31, 1994.......    1,000         1     42,426     (60,412)
   Net loss........................        -         -          -     (14,065)
                                    --------   -------   --------    --------
Balance at December 31, 1995.......    1,000         1     42,426     (74,477)
   Net loss........................        -         -          -      (6,960)
                                    --------   -------   --------    --------
Balance at December 31, 1996.......    1,000   $     1   $ 42,426    $(81,437)
                                    ========   =======   ========    ========


         See accompanying notes to consolidated financial statements.

                           ROYAL CROWN COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Year ended December 31,
                                                       -----------------------
                                                       1994     1995     1996
                                                       ----     ----     ----
                                                           (In thousands)

Cash flows from operating activities:
   Net loss  .......................................$ (5,388)$(14,065) $(6,960)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization of properties...     767      838      999
      Amortization of costs in excess of net assets
        acquired and other intangibles..............   5,661    5,961    5,432
      Provision for facilities relocation and
        corporate restructuring.....................       -        -    3,950
      Payments on facilities relocation and
        corporate restructuring.....................  (4,240)    (711)    (224)
      Provision for (benefit from) deferred
        income taxes................................   3,241   (1,712)  (2,720)
      Write-off of investment in affiliate..........       -    1,000        -
      Provision for doubtful accounts...............     185    1,402    2,655
      Noncash charges (benefit) from Parent.........  21,524   15,129     (322)
      Other, net....................................    (479)     524     (403)
      Changes in operating assets and liabilities:
        Decrease (increase) in:
         Receivables................................  (9,542)  (4,078)  (7,004)
         Inventories................................  (1,234)  (2,256)     926
         Prepaid expenses and other current assets..  (1,871)    (180)     137
        Increase (decrease) in:
         Accounts payable...........................   2,390    2,568      802
         Accrued expenses...........................  (9,818)   1,153    3,332
                                                     -------  -------  -------
Net cash provided by operating activities...........   1,196    5,573      600
                                                     -------  -------  -------

Cash flows from investing activities:
   Capital expenditures.............................  (1,296)  (1,474)    (591)
   Proceeds from sales of properties................       8      587       28
   Business acquisition.............................       -   (2,923)       -
   Investment in affiliate..........................       -   (1,000)       -
                                                     -------  -------  -------
Net cash used in investing activities...............  (1,288)  (4,810)    (563)
                                                     -------  -------  -------

Cash flows from financing activities................       -        -        -
                                                     -------  -------  -------

Net increase (decrease) in cash ....................     (92)     763       37
Cash at beginning of year...........................      92        -      763
                                                     -------  -------  -------
Cash at end of year................................. $     -  $   763  $   800
                                                     =======  =======  =======

                                  (continued)

                           ROYAL CROWN COMPANY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)




                                                       Year ended December 31,
                                                      ------------------------
                                                      1994      1995     1996
                                                      ----      ----     ----
                                                           (In thousands)

Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
     Interest.......................................  $   16   $   13   $    -
                                                      ======   ======   ======
     Income taxes...................................  $  (25)  $   55   $ (245)
                                                      ======   ======   ======

Supplemental disclosures of noncash investing
  and financing activities:
     Total capital expenditures.....................  $1,296   $1,474   $  591
     Amounts representing capitalized leases........       -        -        -
                                                      ------   ------   ------
      Capital expenditures paid in cash.............  $1,296   $1,474   $  591
                                                      ======   ======   ======








         See accompanying notes to consolidated financial statements.

                          ROYAL CROWN COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1996



(1)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Royal Crown Company, Inc. ("Royal Crown"), a wholly-owned subsidiary of RC/Arby's Corporation (the "Parent"), which is a direct wholly- owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc") and its wholly-owned subsidiary, TriBev Corporation ("TriBev"), which commenced operations in January 1995. All significant intercompany balances and transactions have been eliminated.

Inventories

     Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.

Properties and Depreciation and Amortization

     Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated on the straight-line basis using the estimated useful lives of the related major classes of properties: 15-40 years for buildings and 3-15 years for machinery and equipment. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

Amortization of Intangibles

     Costs in excess of net assets acquired ("Goodwill") are being amortized on the straight-line basis over 40 years. Trademarks and distribution rights are being amortized on the straight-line basis principally over 7 to 10 years.

Impairments

     Intangible Assets

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations through the period such Goodwill is being amortized are sufficient to absorb the related amortization, Royal Crown has deemed there to be no impairment of Goodwill.

     Long-Lived Assets

     Effective October 1, 1995, Royal Crown adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard had no effect on Royal Crown's

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



consolidated results of operations or financial position in the periods presented.

Advertising Costs

     Royal Crown accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $67,877,000, $73,703,000 and $61,704,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

Income Taxes

     Royal Crown is included in the consolidated Federal income tax return filed by Triarc. Under a tax- sharing agreement between Triarc and the Parent, Royal Crown provides for Federal income taxes on the same basis as if it filed a separate consolidated return. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

Reclassifications

     Certain  amounts  included  in the prior  years'  consolidated  financial
statements  have  been   reclassified  to  conform  with  the  current  year's
presentation.

(2)  Significant Risks and Uncertainties

Nature of Operations

     Royal Crown produces and sells a broad selection of carbonated beverages and concentrates under the principal brand names RC COLA, DIET RC, ROYAL CROWN, ROYAL CROWN DRAFT COLA, DIET RITE, NEHI, NEHI LOCKJAW, UPPER 10, KICK and THIRST THRASHER. Royal Crown's operations principally are throughout the United States.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Estimates

     Royal Crown's only significant estimates are for costs related to (i) provisions for examinations of its income tax returns by the Internal Revenue Service ("IRS") (see Note 10) and (ii) provisions for environmental contingencies (see Note 16).

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996




Certain Risk Concentrations

     Royal Crown had two significant customers which accounted for 12.5% and 12.2% of net sales for the year ended December 31, 1994, 10.5% and 12.3% for the year ended December 31, 1995 and 17% and 13% for the year ended December 31, 1996. Royal Crown believes that its vulnerability to risk concentrations related to significant vendors and sources of its raw materials is not significant. Risk of geographical concentrations is also minimized since Royal Crown products are produced in the United States and principally sold throughout the United States. However, the industry Royal Crown competes in contains a small group of competitors and Royal Crown's proportionate market share is comparatively small.

(3)  Planned Transactions

Spinoff

     In October 1996 Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of Royal Crown) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the IRS that the Spinoff Transactions will be tax-free to Triarc and its subsidiaries and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact, if any, of its proposed acquisition of Snapple Beverage Corp. (which Triarc announced on March 27, 1997) on the anticipated structure of the Spinoff Transactions.

(4)  Receivables

     The following is a summary of the components of receivables (in thousands):

                                                             December 31,
                                                          -----------------
                                                          1995         1996
                                                          ----         ----
       Receivables:
           Trade.......................................  $21,308      $28,394
           Other.......................................    2,458        3,054
                                                         -------      -------
                                                          23,766       31,448
       Less allowance for doubtful accounts...........       936        3,629
                                                         -------      -------
                                                         $22,830      $27,819
                                                         =======      =======

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996




     The following is an analysis of the allowance for doubtful accounts for the years ended December 31 (in thousands):

                                                     1994      1995      1996
                                                     ----      ----      ----

       Balance at beginning of year............... $    284  $    239  $   936
       Provision for doubtful accounts (Note 13)..      185     1,402    2,655
       Recoveries of doubtful accounts............        9         -      174
       Uncollectible accounts written off.........     (239)     (705)    (136)
                                                   --------  --------  -------
       Balance at end of year..................... $    239  $    936  $ 3,629
                                                   ========  ========  =======

     Substantially all receivables are pledged as collateral for the certain debt of the Parent (see Note 11).

(5) Inventories

   The following is a summary of the components of inventories (in thousands):

                                                             December 31,
                                                          -------------------
                                                          1995           1996
                                                          ----           ----

        Raw materials.................................   $ 8,689       $ 5,394
        Work in process...............................       479           467
        Finished goods................................     2,703         3,444
                                                         -------       -------
                                                         $11,871       $ 9,305
                                                         =======       =======

    Substantially all inventories are pledged as collateral for certain debt of the Parent (see Note 11).

(6)  Properties

     The following is a summary of the components of properties, at cost (in thousands):

                                                              December 31,
                                                           -----------------
                                                           1995         1996
                                                           ----         ----

           Land........................................  $   724      $   724
           Buildings and leasehold improvements........    5,168        4,487
           Machinery and equipment.....................    5,200        6,343
                                                         -------      -------
                                                          11,092       11,554
           Less accumulated depreciation and
             amortization..............................    4,197        6,327
                                                         -------      -------
                                                         $ 6,895      $ 5,227
                                                         =======      =======

    Substantially all properties are pledged as collateral for certain debt of the Parent (see Note 11).

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



(7)  Unamortized Costs in Excess of Net Assets of Acquired Companies

     The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

                                                             December 31,
                                                           ----------------
                                                           1995        1996
                                                           ----        ----
       Costs in excess of net assets of acquired
         companies.....................................  $194,533     $194,533
       Less accumulated amortization...................    52,159       57,076
                                                         --------     --------
                                                         $142,374     $137,457
                                                         ========     ========

(8)  Deferred Costs and Other Assets

     The following is a summary of the components of deferred costs and others assets (in thousands):

                                                             December 31,
                                                          ------------------
                                                          1995          1996
                                                          ----          ----

       Trademarks......................................  $2,770       $ 3,128
       Less accumulated amortization of trademarks.....     397           736
                                                         ------       -------
         Trademarks, net...............................   2,373         2,392
       Other...........................................     833         1,563
                                                         ------       -------
                                                         $3,206       $ 3,955
                                                         ======       =======

(9)  Accrued Expenses

     The following is a summary of the components of accrued expenses (in thousands):

                                                              December 31,
                                                           ------------------
                                                           1995          1996
                                                           ----          ----

       Accrued advertising.............................  $ 10,007      $11,609
       Facilities relocation and corporate
         restructuring.................................         -        2,650
       Accrued compensation and related benefits.......     1,044        1,989
       Reserve for guarantee of MetBev, Inc. accounts
           payable (Note 13)...........................     1,194        1,194
       Other...........................................     2,583        3,262
                                                         --------      -------
                                                         $ 14,828      $20,704
                                                         ========      =======

(10) Income Taxes

     As discussed in Note 1, Royal Crown is included in the consolidated Federal income tax return of Triarc. Pursuant to a tax-sharing agreement between Triarc and the Parent, Royal Crown provides for Federal income taxes

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



on the same basis as if it filed a separate consolidated return. Amounts currently payable or receivable for Federal income taxes are included in "Due to Parent and affiliates, net".

     The benefit from (provision for) income taxes consists of the following components for the years ended December 31 (in thousands):

                                                    1994      1995       1996
                                                    ----      ----       ----
    Current:
      Federal...................................  $ 2,762    $ 2,918   $(1,644)
      State.....................................      278        214      (120)
                                                  -------    -------   -------
                                                    3,040      3,132    (1,764)
                                                  -------    -------   -------

    Deferred:
       Federal..................................   (3,020)     1,586     2,535
       State....................................     (221)       126       185
                                                  -------    -------   -------
                                                   (3,241)     1,712     2,720
                                                  -------    -------   -------
                                                  $  (201)   $ 4,844   $   956
                                                  =======    =======   =======

     The current deferred income tax asset and the net non-current deferred income tax (liability) resulted from the following components (in thousands):

                                                              December 31,
                                                           ------------------
                                                           1995          1996
                                                           ----          ----

    Current deferred income tax assets:
      Allowance for doubtful accounts, including
        affiliates....................................   $   343       $ 1,333
      Facilities relocation and corporate restructuring       68           974
      Accrued advertising.............................       295           526
      Accrued incentive compensation..................       241           503
      Reserve for guarantee of MetBev, Inc. accounts
        payable.......................................       437           437
      Deferred revenue................................       366           275
      Other, net......................................       287           430
                                                         -------       -------
                                                           2,037         4,478
                                                         -------       -------

    Non-current deferred income tax assets (liabilities):
        Reserve for income tax contingencies..........    (1,588)       (1,588)
        Write-off of investment in affiliate..........       366           366
        Depreciation and other properties basis
          differences.................................      (388)            8
        Other, net....................................        60           (57)
                                                         -------       -------
                                                          (1,550)       (1,271)
                                                         -------       -------
                                                         $   487       $ 3,207
                                                         =======       =======

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996




     The difference between the reported income tax benefit (provision) and the tax benefit that would result from applying the 35% Federal statutory rate to the loss before income taxes is reconciled as follows (in thousands):

                                                      1994      1995     1996
                                                      ----      ----     ----
    Income tax benefit computed at Federal
      statutory rate.............................  $  1,815  $  6,618  $ 2,771
    Decrease (increase) in Federal taxes
     resulting from:
      Amortization of non-deductible Goodwill....    (1,721)   (1,721)  (1,721)
      State income taxes, net of Federal income
        tax effect...............................        37       221       42
      Other, net.................................      (332)     (274)    (136)
                                                   --------  --------  -------
                                                   $   (201) $  4,844  $   956
                                                   ========  ========  =======

     The IRS has completed its examination of the Federal income tax returns of Triarc and its subsidiaries for the tax years from 1989 through 1992 and has issued notices of proposed adjustments relating to Royal Crown increasing taxable income by approximately $3,000,000, the tax effect of which has not yet been determined. Triarc is contesting the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. Management of Royal Crown believes that adequate aggregate provisions have been made in prior periods for any tax liabilities, including interest, that may result from the 1989 through 1992 examination and other tax matters.

(11) Guaranty

     The Parent has outstanding $275,000,000 of 9 3/4% rate senior secured notes due 2000 (the "Senior Notes") which mature on August 1, 2000. Royal Crown has fully and unconditionally guaranteed the Parent's obligations with respect to the Senior Notes jointly and severally with Arby's, Inc. ("Arby's"), a wholly-owned subsidiary of the Parent. Royal Crown's common stock and substantially all of its personal property secure such guarantee.

(12) Facilities Relocation and Corporate Restructuring

     The "Facilities relocation and corporate restructuring" charge of $3,950,000 set forth in the accompanying consolidated statement of operations for 1996 relates to costs associated with (i) estimated costs of planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space in excess of anticipated sublease proceeds as a result of the relocation of Royal Crown's headquarters which is being centralized with the offices of Mistic Brands, Inc., Triarc's other beverage subsidiary, in White Plains, New York ($1,300,000), (ii) employee severance costs associated with the relocation of Royal Crown's headquarters ($2,200,000) and (iii) the shutdown of Royal Crown's Ohio production facility ($450,000).

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996




(13) Related Party Transactions

     The following is a summary of transactions between Royal Crown and its related parties (in thousands):
                                                    1994      1995      1996
                                                    ----      ----      ----
       Interest expense allocated to Royal
        Crown from Parent (a)...................  $20,000  $ 20,000    20,000
       Costs allocated to Royal Crown by Triarc
        under a management services agreement (b)   4,900     4,900     3,150
       Net sales to MetBev, Inc. ("MetBev"), net
        of marketing support credits (c)........        -       551     8,985
       Guarantee of MetBev accounts payable (c).        -     1,194         -
       Provision for uncollectible receivables from
        sales to MetBev and guarantee of MetBev
        accounts payable (c)....................        -     1,745     2,000
       Investment in preferred stock of MetBev (c).     -     1,000         -
       Compensation costs charged to Royal Crown by
        Triarc for restricted stock and below market
        stock options (Note 14).................      658       742       178
       Lease payments to NPC Leasing Corp. ("NPC"),
        an affiliate (d)........................      178        21         -
       Payments to affiliates for usage of aircraft   189        15         -

(a) A substantial portion of interest expense on the Senior Notes has been allocated by the Parent to Royal Crown and Arby's based upon the approximate proportion of Goodwill pushed down to those subsidiaries in connection with their original acquisition by Triarc and its subsidiaries, an allocation method which management of Royal Crown believes is reasonable. Such allocations may not be indicative of interest expense which Royal Crown would have incurred on a stand-alone basis, the amounts of which would be dependent upon Royal Crown's capital structure on such stand-alone basis.

(b) Royal Crown receives from Triarc certain management services, including legal, accounting, tax, insurance, financial and other management services, under a management services agreement. Royal Crown was allocated costs under such agreement of $4,900,000, $4,900,000, and $3,150,000 during the years ended December 31, 1994, 1995 and 1996, respectively included in "General and administrative" in the accompanying consolidated statements of operations. Such costs were allocated to Royal Crown by Triarc based upon the relative sum of the greater of income before income taxes, depreciation and amortization and 10% of revenues. Management of Royal Crown believes that such allocation method is reasonable. Further, management of Royal Crown believes that such allocation approximates the costs that would have been incurred by Royal Crown on a stand-alone basis.

(c) During 1995 Royal Crown paid $1,000,000 and contributed a license for a period of five years for the Royal Crown distribution rights for its products in New York City and certain surrounding counties to MetBev in exchange for preferred stock in MetBev representing a 37.5% voting interest and a warrant to acquire 37.5% of the common stock of MetBev. The remaining 62.5% was owned

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



by other parties and was subject to certain vesting provisions. Upon consummation of the sale of the MetBev distribution rights (see below), Royal Crown's voting interest in MetBev was 44.7% principally due to the cancellation of nonvested stock. MetBev has incurred significant losses from its inception and had stockholders' deficits as of December 31, 1995 and 1996 of $2,524,000 and $8,943,000, respectively. In December 1996, the distribution rights of MetBev were sold to a third party and MetBev commenced the liquidation of its remaining assets and liabilities. In connection therewith, in 1995 Royal Crown wrote off its $1,000,000 investment to "Other income (expense), net". Further, Royal Crown provided $1,745,000 and $2,000,000 (included in "General and administrative" and "Advertising, selling and distribution") in 1995 and 1996, respectively, for uncollectible receivables from sales (with minimal gross profit) of finished product to MetBev and in 1995 a guarantee of a MetBev third party accounts payable.

(d) During 1994 and 1995 Royal Crown leased vehicles and other equipment from NPC, an indirect wholly-owned subsidiary of Triarc, under long-term lease obligations. Lease payments to NPC by Royal Crown were based on the actual costs to NPC plus a small profit factor.

     The "Due to Parent and affiliates, net" of $196,363,000 and $196,219,000 at December 31, 1995 and 1996, respectively, carries no stated maturity.

(14) Pension and Other Benefit Plans

     Triarc maintains a 401(k) defined contribution plan covering all of Royal Crown's employees who meet certain minimum requirements and elect to participate. Employees may contribute up to 15% of their compensation, subject to certain limitations. The plan provides for company matching contributions of 50% of annual employee contributions up to the first 5% of an employee's contributions. The plan also provides for annual additional contributions at Royal Crown's discretion. In connection with these employer contributions, Royal Crown provided $58,000, $216,000 and $331,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Royal Crown's employees who were eligible to participate prior to 1989 are covered under a defined benefit pension plan (the "Plan") sponsored by the Parent which covers employees of Royal Crown, Arby's and certain other affiliates. Prior to 1994 the plan was frozen.

     Components of net periodic pension cost related to Royal Crown are as follows for the years ended December 31 (in thousands):

                                                     1994      1995      1996
                                                     ----      ----      ----

   Current service cost (represents plan expenses) $     56  $     61  $    61
   Interest cost on projected benefit obligation        197       212      205
   Return on plan assets (gain) loss............         44      (483)    (264)
   Net amortization and deferrals...............       (209)      340      101
                                                   --------  --------  -------
   Net periodic pension cost....................   $     88  $    130  $   103
                                                   ========  ========  =======

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996



     The following table sets forth Royal Crown's portion of the Plan's funded status as of December 31 (in thousands):

                                                             1995        1996
                                                             ----        ----

   Actuarial present value of benefit obligations:
     Vested benefit obligation..........................   $ 2,996     $ 2,906
     Nonvested benefit obligation.......................        15          14
                                                           -------     -------
   Accumulated and projected benefit obligation.........     3,011       2,920
   Plan assets at fair value............................    (2,098)     (2,462)
                                                           -------     -------
   Funded status........................................       913         458
   Unrecognized net gain from plan experience...........       214         316
                                                           -------     -------
   Accrued pension cost included in "Other liabilities".   $ 1,127     $   774
                                                           =======     =======

     Significant assumptions used in measuring the net periodic pension cost for the Plan included the following: (i) the expected long-term rate of return on plan assets was 8% and (ii) the discount rate was 7% for 1994, 8% for 1995 and 7% for 1996. The discount rate used in determining the benefit obligations above was 7% at December 31, 1995 and 7 1/2% at December 31, 1996. The effects of the 1995 increase and the 1996 decrease in the discount rate did not materially affect the net periodic pension cost. The 1996 increase in the discount rate used in determining the benefit obligations resulted in a decrease in the accumulated and projected benefit obligations of $117,000.

     Plan assets as of December 31, 1996 are invested in managed portfolios consisting of government and government agency obligations (51%), common stock (39%), corporate debt securities (5%) and other investments (5%).

     Royal Crown maintains unfunded postretirement medical and death benefit plans for a limited number of employees who have retired and have provided certain minimum years of service. The medical benefits are principally contributory while death benefits are noncontributory. The net postretirement benefit cost for 1994, 1995 and 1996 as well as the accumulated postretirement benefit obligation as of December 31, 1996 were insignificant.

     Prior to 1994 and during 1994, respectively, Triarc granted 42,500 and 14,500 restricted shares of Triarc Class A common stock to certain Royal Crown senior executives under Triarc's 1993 Equity Participation Plan (the "Triarc Equity Plan"). The aggregate values of the awards at the respective dates of grant of $834,000 for 1993 and $327,000 for 1994 were being charged to Royal Crown as compensation expense over the applicable vesting periods through 1996. On December 7, 1995, the Compensation Committee of Triarc's Board of Directors authorized management of Triarc to accelerate the vesting of all of the then outstanding shares of restricted stock. On January 16, 1996 management of Triarc accelerated the vesting and Royal Crown recorded the resulting additional amortization expense of $208,000 in its entirety in 1995. In addition, Triarc has granted stock options to certain key employees of Royal Crown under the Triarc Equity Plan. Of such options, 65,000 granted prior to 1994 were at an option price of $20.00 per share which was lower than the $31.75 fair market value of Triarc's Class A common stock at the date of grant representing an aggregate difference of $764,000. Such amount is being

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996


charged to Royal Crown as compensation expense over the applicable vesting period through 1998. Compensation expense resulting from the grants of restricted shares and below market stock options aggregated $658,000 (including $66,000 for 3,500 previously unvested shares of restricted stock which were vested and repurchased from the grantee), $742,000 (including the $208,000 from the accelerated vesting of the restricted stock) and $178,000 during 1994, 1995 and 1996, respectively, and is included in "General and administrative" in the accompanying consolidated statements of operations.

(15) Lease Commitments

     Royal  Crown  leases   buildings  and   improvements  and  machinery  and
equipment. Rental expense under operating leases consists of the following components for the years ended December 31 (in thousands):

                                                     1994      1995      1996
                                                     ----      ----      ----

        Minimum rentals.........................   $    608  $    725  $   866
        Less sublease income....................        396       447      313
                                                   --------  --------  -------
                                                   $    212  $    278  $   553
                                                   ========  ========  =======

    Royal Crown's future minimum rental payments and sublease rental income for operating leases having an initial lease term in excess of one year as of December 31, 1996 were as follows (in thousands):

                                                            Rental    Sublease
    Year Ending December 31,                               Payments    Income
    ------------------------                               --------    ------

    1997................................................   $   704     $   374
    1998................................................       601         227
    1999................................................       540          72
    2000................................................       525          42
    2001................................................       499           -
    Thereafter..........................................     2,464           -
                                                           -------     -------
                                                           $ 5,333     $   715
                                                           =======     =======

(16) Legal and Environmental Matters

     In 1993 Royal Crown became aware of possible contamination from hydrocarbons in groundwater at two abandoned bottling facilities. Tests have confirmed hydrocarbons in the groundwater at both of the sites and remediation has commenced. Management estimates remediation costs will aggregate $685,000, of which $439,000 has been expended to date, with approximately $225,000 to $260,000 expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund (the "Texas Fund") at one of the two sites.

     Based  on  currently  available   information  and  given  (i)  potential
reimbursements by the Texas Fund described above and (ii) Royal Crown's reserve for such environmental matter of approximately $250,000, Royal Crown

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               December 31, 1996


does not believe that the environmental matter referred to above, as well as ordinary routine litigation incidental to its business, will have a material adverse effect on its consolidated results of operations or financial position.

(17) Business Acquisitions

     In January 1995, Royal Crown reacquired the distribution rights for Royal Crown's branded products in the New York metropolitan area and acquired the trademark and distribution rights for C&C products, which includes cola, mixer and flavor lines and existing inventories through its newly-formed subsidiary, TriBev, for cash of $2,923,000. This acquisition has been accounted for in accordance with the purchase method of accounting. In accordance therewith, the cost of the acquisition was assigned as follows (in thousands):

       Deferred costs and other assets:
        Trademarks.............................................  $ 2,100
        Distribution rights....................................      400
       Inventories.............................................      707
       Prepaid expenses and other current assets
         (return of deposit)...................................     (284)
                                                                 -------
                                                                 $ 2,923
                                                                 =======