Form 10-Q
period 1997-03-30
RC ARBYS CORP
filed 1997-05-14
CIK 904892

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997
                                      OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

   As of April 30, 1997, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, CFC Holdings Corp.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,  March 30,
                                                        1996 (A)  1997 (Note 1)
                                                        --------  ------------
                            ASSETS                          (In thousands)
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents........................... $    7,411   $  16,879
  Receivables, net....................................     35,151      37,849
  Note receivable from affiliate......................      1,650       2,000
  Inventories.........................................     12,110      10,598
  Assets held for sale................................     71,116      71,116
  Deferred income tax benefit.........................      8,568       8,568
  Prepaid expenses and other current assets...........      6,761       6,142
                                                       ----------   ---------
    Total current assets..............................    142,767     153,152

Properties, net ......................................     11,943      11,505
Unamortized costs in excess of net assets
  of acquired companies...............................    159,123     157,692
Deferred income tax benefit...........................     24,231      24,231
Deferred costs and other assets.......................     22,380      21,391
                                                       ----------   ---------
                                                       $  360,444   $ 367,971
                                                       ==========   =========

    LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-term debt................... $   73,055   $  72,053
  Notes payable to affiliates.........................     13,765      32,600
  Accounts payable....................................     24,027      18,344
  Accrued expenses....................................     61,744      64,111
                                                       ----------   ---------
    Total current liabilities.........................    172,591     187,108

Long-term debt........................................    281,110     280,764
Note payable to affiliate.............................      6,700           -
Deferred income and other liabilities.................     14,011      14,131

Stockholder's equity (deficit):
  Common stock........................................          1           1
  Additional paid-in capital..........................     44,300      44,300
  Accumulated deficit.................................   (158,269)   (158,333)
                                                       ----------   ---------
    Total stockholder's deficit.......................   (113,968)   (114,032)
                                                       ----------   ---------
                                                       $  360,444   $ 367,971
                                                       ==========   =========

(A) Derived from the audited consolidated financial statements as of December 31, 1996.

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS







                                                           Three months ended
                                                          ---------------------
                                                          March 31,  March 30,
                                                            1996   1997 (Note 1)
                                                          -------- ------------
                                                             (In thousands)
                                                               (Unaudited)
Revenues:
  Net sales.............................................. $ 99,066   $ 89,473
  Royalties, franchise fees and other revenues...........   12,433     13,314
                                                          --------   --------
                                                           111,499    102,787
                                                          --------   --------

Costs and expenses:
  Cost of sales..........................................   62,932     51,788
  Advertising, selling and distribution..................   23,067     22,165
  General and administrative.............................   18,815     17,562
  Facilities relocation and corporate restructuring......        -      1,876
                                                          --------   --------
                                                           104,814     93,391
                                                          --------   --------

   Operating profit......................................    6,685      9,396

Interest expense.........................................  (10,668)   (10,391)
Other income, net........................................      234        806
                                                          --------   --------

   Loss before income taxes..............................   (3,749)      (189)

Benefit from income taxes................................      921        125
                                                          --------   --------

   Net loss.............................................. $ (2,828)  $    (64)
                                                          ========   ========

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three months ended
                                                         ----------------------
                                                         March 31,    March 30,
                                                           1996    1997 (Note 1)
                                                         --------  ------------
                                                             (In thousands)
                                                               (Unaudited)
Cash flows from operating activities:
  Net loss ............................................. $ (2,828)   $    (64)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization of properties........    3,380         561
     Amortization of costs in excess of net assets
      of acquired companies and other intangibles.......    1,930       1,538
     Amortization of deferred financing costs...........      565         571
     Provision for facilities relocation
      and corporate restructuring.......................        -       1,876
     Payments on facilities relocation
      and corporate restructuring.......................        -        (962)
     Provision for doubtful accounts....................      153         242
     Other, net.........................................      355        (720)
     Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables.....................................  (10,098)     (2,940)
        Inventories.....................................    1,328       1,512
        Prepaid expenses and other current assets.......     (980)        619
      Decrease in accounts payable and accrued expenses.   (7,379)     (3,961)
                                                         --------    --------
Net cash used in operating activities...................  (13,574)     (1,728)
                                                         --------    --------

Cash flows from investing activities:
  Proceeds from sales of properties.....................       19       1,327
  Capital expenditures..................................   (2,964)       (568)
                                                         --------    --------
Net cash provided by (used in) investing activities.....   (2,945)        759
                                                         --------    --------

Cash flows from financing activities:
  Net borrowings from affiliates........................   11,125      11,785
  Repayments of long-term debt..........................   (1,079)     (1,348)
  Proceeds from issuance of long-term debt..............    1,029           -
  Payment of deferred financing costs...................      (40)          -
                                                         --------    --------
Net cash provided by financing activities...............   11,035      10,437
                                                         --------    --------

Net increase (decrease) in cash.........................   (5,484)      9,468
Cash at beginning of period.............................    9,744       7,411
                                                         --------    --------
Cash and cash equivalents at end of period.............. $  4,260    $ 16,879
                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 30, 1997
                                 (Unaudited)


(1) Basis of Presentation

    RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company") is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). The Company's principal wholly-owned subsidiaries are Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown"). Additionally, the Company has three wholly-owned subsidiaries which own and/or operate Arby's restaurants, Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC").

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1996 and March 30, 1997 (see below) and its results of operations and cash flows for the three-month periods ended March 31, 1996 and March 30, 1997 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K").

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1997 commenced on January 1, 1997 and ended on March 30, 1997. Each subsequent quarter of 1997 will consist of 13 weeks. For the purposes of the consolidated financial statements, the period from January 1, 1997 to March 30, 1997 is referred to herein as the three-month period ended March 30, 1997.

    Certain amounts included in the prior comparable periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2) Inventories

    The  following  is  a  summary  of  the  components  of  inventories   (in
thousands):

                                                   December 31,   March 30,
                                                       1996         1997
                                                    ----------    ---------

    Raw materials.................................. $   8,184     $   7,698
    Work in process................................       467           341
    Finished goods.................................     3,459         2,559
                                                    ---------     ---------
                                                    $  12,110     $  10,598
                                                    =========     =========

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                March 30, 1997
                                  (Unaudited)


(3) Properties

    The following is a summary of the components of properties, net (in thousands):

                                                   December 31,   March 30,
                                                       1996          1997
                                                    ----------    ---------

    Properties, at cost............................ $  29,082     $  29,214
    Less accumulated depreciation and amortization.    17,139        17,709
                                                    ---------     ---------
                                                    $  11,943     $  11,505
                                                    =========     =========

(4) Facilities Relocation and Corporate Restructuring

    The facilities relocation and corporate restructuring charge in the three-month period ended March 30, 1997 principally consists of severance costs incurred through March 30 associated with restructuring the restaurant segment in connection with the sale of all company-owned restaurants (see Note
7) and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which is being centralized in the White Plains, New York headquarters of Mistic Brands, Inc., a wholly-owned subsidiary of Triarc.

(5) Related Party Transactions

    The Company continues to have certain related party transactions with Triarc and its subsidiaries of the nature and general magnitude (except for borrowings from and advances to affiliates and related interest set forth below) as those described in Note 15 to the consolidated financial statements contained in the Form 10-K. Details of the Company's promissory notes payable to Triarc and one of its subsidiaries, Chesapeake Insurance Company Limited ("Chesapeake Insurance"), and a note receivable from Triarc are as follows (in thousands):

                          Interest                December 31,   March 30,
       Affiliated Entity    Rate      Maturity        1996         1997
       -----------------    ----      --------    -----------   ---------

    Notes payable to:
      Triarc               11 7/8%     Demand       $ 12,015    $ 24,150 (a)
      Triarc               11 7/8%  February 1998      6,700       6,700 (b)
      Chesapeake Insurance  9 1/2%    June 1997        1,750       1,750
                                                    --------    --------
       Total notes payable
         to affiliates                                20,465      32,600
      Less amounts payable
       within one year                                13,765      32,600
                                                    --------    --------
                                                    $  6,700    $      -
                                                    ========    ========

    Note receivable from:
      Triarc               11 7/8%     Demand       $  1,650    $  2,000
                                                    ========    ========

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                March 30, 1997
                                  (Unaudited)


    (a) Contributed by Triarc to the capital of ARHC and AROC in May 1997 in connection with the sale of the restaurants described in Note 7.

    (b) $6,500,000 was repaid in May 1997 in connection with the sale of the restaurants described in Note 7.

    Interest expense on notes payable to Triarc and its subsidiaries amounted to $758,000 and $800,000 for the three months ended March 31, 1996 and March 30, 1997, respectively. Interest income on the note receivable from Triarc amounted to $106,000 and $52,000 for the three months ended March 31, 1996 and March 30, 1997, respectively, and is included in "Other income, net" in the accompanying condensed consolidated statements of operations.

(6) Contingencies

    On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2,850,000. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, with the purpose of weakening AR's financial condition in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's believes that it had good cause to terminate its master agreement and franchise agreement with AR. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

    The Company continues to have income tax contingencies as a result of the examination of the Federal income tax returns of Triarc and its subsidiaries, including the Company, by the Internal Revenue Service for the tax years 1989 through 1992 and an environmental contingency for possible contamination from hydrocarbons in ground water at two abandoned bottling facilities, both of the same nature and general magnitude as described in Notes 13 and 18 to the consolidated financial statements contained in the Form 10-K.

    Based on currently available information and given the Company's aggregate reserves for such matters, the Company does not believe that the legal, tax and environmental contingencies referred to above, as well as ordinary routine litigation incidental to its businesses, will have a material adverse effect on its consolidated results of operations or financial position.

              RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                March 30, 1997
                                  (Unaudited)

(7) Subsequent Event

    Sale of Restaurants

    On May 5, 1997 certain of the principal subsidiaries comprising the Company's restaurant segment sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned restaurants. The sales price consisted of cash and a promissory note (discounted value) aggregating $1,379,000 and the assumption by RTM of an aggregate $69,517,000 in mortgage and equipment notes payable and capitalized lease obligations. RTM now operates the 355 restaurants as a franchisee and will pay royalties to the Company at a rate of 4% of those restaurants' net sales. In the fourth quarter of 1996 the Company recorded a charge to reduce the carrying value of the long-lived assets associated with the restaurants sold (reported as "Assets held for sale" in the accompanying condensed consolidated balance sheets) to their estimated fair values and, accordingly, the Company does not expect the sale to result in any substantial gain or loss. The results of operations of the sold restaurants have been included in the accompanying condensed consolidated statements of operations for the three-month periods ended March 31, 1996 and March 30, 1997 and will continue to be reported in the Company's results of operations through the May 5, 1997 date of sale. The following unaudited supplemental pro forma consolidated summary operating data of the Company for the three-month period ended March 30, 1997 gives effect to the sale of the restaurants as if such sale had been consummated as of January 1, 1997. The pro forma effects of the sale of restaurants include (i) the elimination of the sales, cost of sales, advertising, selling and distribution expenses and allocated general and administrative expenses related to the sold restaurants, (ii) the recognition of royalties from the sales of the sold restaurants at the rate of 4%, (iii) the elimination of the interest expense related to the debt assumed by RTM and
(iv) the income tax effects of the above. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such sale actually been consummated on January 1, 1997 or of the Company's future results of operations and are as follows (in thousands):

     Revenues.....................................$52,738
     Operating profit.............................  8,272
     Net income...................................    483

    In connection with the assumption of the mortgage and equipment notes payable, the Company will recognize an extraordinary charge of $1,800,000 in the second quarter of 1997 consisting of the write-off of previously unamortized deferred financing costs of $2,950,000 net of income tax benefit of $1,150,000.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES

Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition and
           Results of Operations

INTRODUCTION

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") of RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's two business segments, restaurants and beverages, are described therein. RCAC is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). RCAC's principal wholly-owned subsidiaries are Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown"). Additionally, RCAC has three wholly-owned subsidiaries which own and/or operate Arby's restaurants: Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC"). Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "PART II - OTHER INFORMATION."

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1997 ended on March 30, 1997. For purposes of this management's discussion and analysis, the period from January 1, 1997 to March 30, 1997 is referred to below as the three months ended March 30, 1997 or the 1997 first quarter.

RESULTS OF OPERATIONS

Three Months Ended March 30, 1997 Compared with Three Months  Ended  March 31,
  1996

    Revenues decreased $8.7 million (7.8%) to $102.8 million in the three months ended March 30, 1997. Beverage revenues decreased $7.1 million (15.9%) to $37.3 million due to (i) a $4.3 million decrease in sales of finished goods principally reflecting (a) the elimination of $3.2 million of sales to MetBev, Inc., a former distributor of the Company's beverage products in the New York City metropolitan area (where the Company continues to sell concentrate) and
(b) a $0.8  million  reduction  in the sales of finished  Royal Crown  Premium
Draft Cola ("Draft Cola") which the Company no longer sells and (ii) a $2.8 million decrease in concentrate sales reflecting decreases in (a) branded sales ($2.1 million) due to volume declines which were adversely affected by soft bottler case sales and the timing of shipments to bottlers, partially offset by a higher average concentrate selling price and (b) private label sales ($0.7 million) due to a volume decrease reflecting the timing of shipments to the Company's private label customer. Restaurant revenues decreased $1.6 million (2.5%) to $65.5 million due to a $2.5 million decrease in net sales of company-owned restaurants, partially offset by a $0.9 million increase in royalties and franchise fees. The $2.5 million decrease in net sales of company-owned restaurants reflects a $1.2 million decrease due to two less days in the 1997 quarter, a $0.7 million (1.3%) decline in same-store sales and a $0.6 million decrease resulting from an average of 15 fewer company-owned restaurants in the 1997 period. The $0.9 million increase in royalties and franchise fees is due to an average net increase of 89 (3.4%) franchised restaurants, a 2.0% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates and a 1.0% increase in same-store sales of franchised restaurants. (See below under "Liquidity and Capital Resources" for a discussion of the May 1997 sale of all company-owned restaurants).

    Gross profit (total revenues less cost of sales) increased $2.4 million to $51.0 million in the three months ended March 30, 1997 and gross margins (gross profit divided by total revenues) increased to 49.6% compared with 43.6% for the same period of the prior year. Restaurant gross profit increased $4.0 million to $24.4 million and restaurant gross margins increased to 37.3% from 30.5% due primarily to (i) the absence in the 1997 first quarter of depreciation and amortization on all long-lived restaurant assets held for sale, which had been written down to their estimated fair values as of December 31, 1996 and are no longer depreciated or amortized while they are held for sale and (ii) the $0.9 million increase in royalties and franchise fees with no associated cost of sales. Beverage gross profit declined $1.6 million to $26.6 million principally due to the decline in sales volume discussed above, whereas beverage gross margins increased to 71.1% from 63.3% principally due to (i) the recognition of $1.5 million in the 1997 first quarter resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer, recorded as a reduction to cost of sales, for which no similar amount was recognized in the 1996 first quarter and (ii) the higher proportion of higher-margin concentrate sales compared with finished product sales reflecting the lower sales of finished goods discussed above.

    Advertising, selling and distribution expenses decreased $0.9 million to $22.2 million in the three months ended March 30, 1997 principally due to the elimination of advertising expenses related to Draft Cola.

    General and administrative expenses decreased $1.3 million to $17.6 million in the three months ended March 30, 1997 due to the reversal of prior years' compensation expense related to grants of below market Triarc stock options to employees who have since terminated employment, reduced travel activity in the restaurant segment and a net reduction in other general and administrative expenses.

    The facilities relocation and corporate restructuring charge in the 1997 first quarter principally consists of employee severance costs incurred through March 30 associated with restructuring the restaurant segment in connection with the sale of all company-owned restaurants (see below) and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which are being centralized in the White Plains, New York headquarters of Mistic Brands Inc., a wholly-owned subsidiary of Triarc. An additional charge for facilities relocation and corporate restructuring of approximately $5.5 million relating to additional employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment and additional costs associated with the relocation of the Royal Crown headquarters is expected to be incurred principally in the second quarter of 1997.

    Interest expense decreased $0.3 million to $10.4 million in the three months ended March 30, 1997 due to two less days in the 1997 quarter and the absence of losses on an interest rate swap agreement which terminated in September 1996.

    Other income, net increased $0.6 million to $0.8 million in the three months ended March 30, 1997 due to $0.7 million of gains on sales of properties in the 1997 quarter with no similar gains in the 1996 quarter.

    The benefit from income taxes represents annual effective tax rates of 66% and 25% based on the estimated annual tax rates as of March 30, 1997 and March 31, 1996, respectively. Such rate in the 1997 period was based on projected pretax income for the year ending December 31, 1997 compared with a projected pretax loss for the year ended December 31, 1996, and is higher due principally to the differing impact on the respective effective rates of the amortization of nondeductible costs in excess of net assets of acquired companies in a period with pretax income compared with a period with a pretax loss.

LIQUIDITY AND CAPITAL RESOURCES

    Consolidated cash and cash equivalents (collectively "cash") increased $9.5 million during the three months ended March 30, 1997 to $16.9 million. Such increase reflects (i) cash provided by financing activities (borrowings from Triarc, net of repayments of long-term debt) of $10.4 million and (ii) cash provided by investing activities (proceeds from sales of properties, net of capital expenditures) of $0.8 million, partially offset by cash used in operating activities of $1.7 million. The net cash used in operating activities principally reflects (i) a net loss of $0.1 million, (ii) cash used for operating assets and liabilities of $4.8 million and (iii) other items, net of $0.4 million, all partially offset by non-cash charges for (i) depreciation and amortization of $2.7 million and (ii) provision for facilities relocation and corporate restructuring, net of payments, of $0.9 million. The cash used for operating assets and liabilities of $4.8 million reflects an increase in receivables of $2.9 million, principally due to slower collections from bottlers, and a net decrease in accounts payable and accrued expenses of $4.0 million, partially offset by a decrease in inventories and other current assets of $2.1 million. The net decrease in accounts payable and accrued expenses resulted primarily from the semi-annual interest payment made during the first quarter of 1997 on the Company's $275.0 million of 9 3/4% senior debt securities due 2000 (the "Senior Notes"), the timing of payments to vendors in the Company's beverage segment and reduced capital expenditure activity in the Company's restaurant segment prior to the sale of the company-owned restaurants described below. In conjunction with the change in the restaurant operations to exclusively franchising (see below) and the resulting anticipated improvement in operating results, the Company expects cash flows from operations during the remainder of 1997 to be positive.

    On May 5, 1997, certain of the principal subsidiaries comprising the Company's restaurant segment sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned restaurants. The sales price consisted of cash and a promissory note (discounted value) aggregating $1.4 million and the assumption by RTM of $54.6 million of mortgage and equipment notes payable and capitalized lease obligations of $14.9 million. RTM now operates the 355 restaurants as a franchisee and will pay royalties to the Company at a rate of 4% of those restaurants' net sales. As part of the transaction, RTM has agreed to build an additional 190 Arby's restaurants over the next 14 years pursuant to a development agreement. This is in addition to a commitment RTM previously entered into to build an additional 210 Arby's restaurants.

    As a result of the sale of company-owned restaurants to RTM, the Company's remaining restaurant operations will be exclusively franchising. Royalties and franchise fees will increase during the remainder of 1997 as a result of the aforementioned royalties relating to the restaurants sold to RTM. The Company believes that, without the restaurant operations, it will be able to reduce the operating costs of the restaurant segment and, together with substantially reduced capital expenditure requirements, improve the restaurant segment's cash flows.

    During the three months ended March 30, 1997, the Company increased its net borrowings from Triarc and its subsidiaries by $11.8 million under promissory notes, principally to fund the semi-annual interest payment on the Senior Notes. The outstanding principal amounts of such promissory notes, aggregating $32.6 million of notes payable offset by a $2.0 million note receivable at March 30, 1997, consisted of $24.1 million payable on demand to Triarc (the "Demand Note"), $1.8 million payable in June 1997, $6.7 million payable in 1998 and $2.0 million receivable on demand. In connection with the sale of all the company-owned restaurants in May 1997, the balance outstanding under the Demand Note was contributed by Triarc to the capital of ARHC and AROC and $6.5 million of the $6.7 million note due in February 1998 was repaid to Triarc.

    Consolidated capital expenditures amounted to $0.6 million in the three months ended March 30, 1997, which reflects reduced spending levels from the comparable period of 1996, principally in the restaurant segment in anticipation of the sale of its company-owned restaurants. The Company expects that capital expenditures during the remainder of 1997 will be approximately

$1.2 million, which is significantly less than the comparable period of 1996 as a result of the cessation of restaurant-related spending. As of March 30, 1997, there were approximately $0.2 million of outstanding commitments for such capital expenditures. As a result of the sale of company-owned restaurants to RTM and certain other asset disposals, the Company will be required to reinvest approximately $7.1 million in core business assets through October 1997 by way of capital expenditures (including certain of those above) and/or business acquisitions, in accordance with the indenture pursuant to which the Senior Notes were issued (the "Senior Note Indenture"). In furtherance of the Company's growth strategy, the Company considers selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. The Company anticipates that it will meet its capital expenditure and business acquisition requirements, including such reinvestment requirement, through existing cash and/or cash flows from operations and borrowings from Triarc, to the extent available.

    The Company is a party to a tax-sharing agreement with Triarc whereby the Company is required to pay amounts relating to taxes based on the taxable income of the Company and its eligible subsidiaries on a stand alone basis. The Company had overpaid its 1993 tax obligation due to losses during the fourth quarter of 1993, and has experienced additional losses in 1994 through the first quarter of 1997. As a result, no subsequent payment has been required through March 30, 1997 and, considering the loss for income tax purposes anticipated on the sale of restaurants to RTM, the Company does not expect to be required to make any such payments during the remainder of 1997.

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

    In October 1996 Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). Consummation of the Spinoff Transactions will be subject to, among other things, receipt of a favorable ruling from the IRS that the Spinoff Transactions will be tax-free to Triarc and its subsidiaries and its stockholders. The request for the ruling from the IRS contains several complex issues and there can be no assurance that Triarc will receive the ruling or that Triarc will consummate the Spinoff Transactions. The Spinoff Transactions are not expected to occur prior to the end of the second quarter of 1997. Triarc is currently evaluating the impact of its proposed acquisition of Snapple Beverage Corp. (which it announced on March 27, 1997) on the anticipated structure of the Spinoff Transactions.

    As of March 30, 1997, the Company had cash of $16.9 million available to meet its cash requirements. The Company's cash requirements for the remainder of 1997, exclusive of operating cash flows, consist principally of capital expenditures and/or business acquisitions of not less than $7.1 million required under the Senior Note Indenture through October 1997 and debt principal repayments of $10.5 million, including the notes to Triarc repaid in connection with the sale of restaurants discussed above. The Company anticipates meeting such requirements through existing cash and/or cash flows from operations and borrowings from Triarc to the extent available. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations which should be improved as a result of the restaurant sales to RTM as discussed above.

Legal and Environmental Matters

    On February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.8 million. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In the arbitration, some evidence has been taken but proceedings have been suspended by the court handling the suspension of payments proceedings. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, with the purpose of weakening AR's financial condition in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's believes that it had good cause to terminate its master agreement and franchise agreement with AR. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

    The Company continues to have an environmental contingency of the same nature and general magnitude as that described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K.

    Based on currently available information and given the Company's aggregate reserves for such matters, the Company does not believe that the legal and environmental contingencies referred to above, as well as ordinary routine litigation incidental to its businesses, will have a material adverse effect on its consolidated results of operations or financial position.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

    Certain statements in this Quarterly Report on Form 10-Q that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of RC/Arby's Corporation ("RCAC") and its subsidiaries (collectively with RCAC, "the Company") to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions;
competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; acceptance of new product offerings; changing trends in customer tastes; the success of multi-branding; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel;
availability of qualified personnel; the Company's indirect parent, Triarc Companies, Inc. ("Triarc"), not receiving from the Internal Revenue Service a favorable ruling that the spin-off referred to herein will be tax-free to Triarc and its subsidiaries and stockholders or the failure to satisfy other customary conditions to closing for transactions of the type referred to herein; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings and other risks and uncertainties detailed in RCAC's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"). RCAC will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of any anticipated or unanticipated events.

Item 1.  Legal Proceedings

    As reported in the Form 10-K, on February 19, 1996, Arby's Restaurantes S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. Arby's promptly commenced an arbitration proceeding on the ground that the relevant agreements each provided that all disputes arising thereunder were to be resolved by arbitration. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, with the purpose of weakening AR's financial condition in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and
(ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's believes that it had good cause to terminate its master agreement and franchise agreement with AR. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

Item 5.  Other Information

    On May 5, 1997, Arby's Restaurant Development Corporation, Arby's Restaurant Holding Company, and Arby's Restaurant Operations Company, each a wholly-owned subsidiary of the Company (collectively, "Sellers"), completed the sale to RTM Partners, Inc. ("Holdco"), an affiliate of RTM, Inc., the largest franchisee in the Arby's system, of all of the stock of two corporations ("Newco") owning all of the Sellers' 355 company-owned Arby's restaurants. The purchase price was approximately $71 million, consisting primarily of the assumption of approximately $69 million in mortgage indebtedness and capitalized lease obligations.

    In connection with the transaction, the Sellers received options to purchase from Holdco up to an aggregate of 20% of the stock of Newco. RTM, Holdco and certain affiliated entities also entered into a guarantee in favor of the Sellers and Triarc guaranteeing payment of, among other things, the assumed debt obligations. In addition, Newco agreed to build an additional 190 Arby's restaurants over the next 14 years pursuant to a development agreement.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

      10.1 Stock Purchase Agreement dated February 13, 1997 among Arby's, Inc. ("Arby's"), Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC"), Arby's Restaurant Operations Company ("AROC"), RTM Inc. ("RTM") and RTM Partners, Inc. ("Holdco"), incorporated herein by reference to Exhibit 10.1 to RCAC's Current Report on Form 8-K dated February 20, 1997 (the "Form 8-K").

      10.2 Form of Option granted by Holdco in favor of ARDC, ARHC and AROC, incorporated herein by reference to Exhibit 10.2 to the Form 8-K.

      10.3 Form of Guaranty by RTM, Holdco, RTM Management Co. LLC and Triarc Restaurants Disposition 1, Inc. ("Newco") in favor of Arby's, ARDC, ARHC, AROC and Triarc, incorporated herein by reference to
           Exhibit 10.3 to the Form 8-K.

      10.4 Form  of   Development   Agreement   between   Arby's   and  Newco,
           incorporated herein by reference to Exhibit 10.4 to the Form 8-K.

      27.1 Financial Data Schedule for the three-month period ended March 30, 1997, submitted to the Securities and Exchange Commission in electronic format.*
      ----------------
      *    Filed herewith

    (b) Reports on Form 8-K:

       During the three months ended March 30, 1997 the Registrant filed a report on Form 8-K dated February 20, 1997 with respect to certain subsidiaries of the Registrant entering into a stock purchase agreement with RTM, Inc. and RTM Partners, Inc. ("Holdco") pursuant to which Holdco would acquire all the stock of two subsidiaries of the registrant owning all 355 Arby's restaurants owned by the Registrant and its subsidiaries.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         RC/ARBY'S CORPORATION
                                              (Registrant)




Date:  May 14, 1997                      By: /S/ JOHN L. BARNES, JR.
                                             -----------------------
                                             John L. Barnes, Jr.
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (On behalf of the Company)



                                         By: /S/ FRED H. SCHAEFER
                                             ------------------------
                                             Fred H. Schaefer
                                             Vice President and Chief
                                             Accounting Officer
                                             (Principal Accounting Officer)