Form 10-Q
period 1997-06-29
RC ARBYS CORP
filed 1997-08-13
CIK 904892

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997
                                      OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------
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

                                (954) 351-5100
                                --------------
             (Registrant's telephone number, including area code)


          ----------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                Yes [ X ] No [ ]

   As of July 31, 1997, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, CFC Holdings Corp.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,  June 29,
                                                        1996 (A)  1997 (Note 1)
                                                        --------  ------------
                            ASSETS                          (In thousands)
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents........................... $    7,411   $  13,086
  Receivables, net....................................     35,151      40,349
  Note receivable from affiliate......................      1,650       2,000
  Inventories.........................................     12,110       6,727
  Assets held for sale................................     71,116           -
  Deferred income tax benefit.........................      8,568       8,568
  Prepaid expenses and other current assets...........      6,761       4,084
                                                       ----------   ---------
    Total current assets..............................    142,767      74,814

Properties, net ......................................     11,943      10,757
Unamortized costs in excess of net assets
  of acquired companies...............................    159,123     156,260
Deferred income tax benefit...........................     24,231      24,333
Deferred costs and other assets.......................     22,380      17,741
                                                       ----------   ---------
                                                       $  360,444   $ 283,905
                                                       ==========   =========

    LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-term debt................... $   73,055   $   2,220
  Notes payable to affiliates.........................     13,765       1,700
  Accounts payable....................................     24,027      13,732
  Accrued expenses....................................     61,744      56,455
                                                       ----------   ---------
    Total current liabilities.........................    172,591      74,107

Long-term debt........................................    281,110     280,078
Note payable to affiliate.............................      6,700           -
Deferred income and other liabilities.................     14,011      13,901
Minority interest.....................................          -       2,575

Stockholder's equity (deficit):
  Common stock........................................          1           1
  Additional paid-in capital..........................     44,300      73,740
  Accumulated deficit.................................   (158,269)   (160,497)
                                                       ----------   ---------
    Total stockholder's deficit.......................   (113,968)    (86,756)
                                                       ----------   ---------
                                                       $  360,444   $ 283,905
                                                       ==========   =========

(A) Derived from the audited consolidated financial statements as of December 31, 1996.

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                      Three months ended    Six months ended
                                      ------------------    -----------------
                                      June 30,  June 29,   June 30, June 29,
                                        1996  1997(Note 1)   1996  1997(Note 1)
                                      ------- ------------ ------- ------------
                                                  (In thousands)
                                                    (Unaudited)

Revenues:
  Net sales.........................  $108,075  $ 65,461  $207,141  $154,934
  Royalties, franchise fees
    and other revenues..............    14,544    16,327    26,977    29,641
                                      --------  --------  --------  --------
                                       122,619    81,788   234,118   184,575
                                      --------  --------  --------  --------

Costs and expenses:
  Cost of sales.....................    66,530    31,822   129,462    83,610
  Advertising, selling and
    distribution....................    27,531    20,311    50,598    42,476
  General and administrative........    18,911    16,579    37,726    34,141
  Facilities relocation and
    corporate restructuring.........         -     4,847         -     6,723
                                      --------  --------  --------  --------
                                       112,972    73,559   217,786   166,950
                                      --------  --------  --------  --------

   Operating profit.................     9,647     8,229    16,332    17,625

Interest expense....................   (10,962)   (8,998)  (21,630)  (19,389)

Other income (expense), net.........       240    (1,185)      474      (379)
                                      --------  ---------  -------  --------

   Loss before income taxes and
     extraordinary charge...........    (1,075)   (1,954)   (4,824)   (2,143)

Benefit from (provision for)
  income taxes......................      (277)    1,590       644     1,715
                                      --------  --------  --------  --------

   Loss before extraordinary charge.    (1,352)     (364)   (4,180)     (428)

Extraordinary charge................         -    (1,800)        -    (1,800)
                                      --------  --------  --------  --------

   Net loss.........................  $ (1,352) $ (2,164) $ (4,180) $ (2,228)
                                      ========  ========  ========  ========



    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six months ended
                                                           ----------------
                                                         June 30,    June 29,
                                                           1996   1997 (Note 1)
                                                         -------- -------------
                                                             (In thousands)
                                                               (Unaudited)
Cash flows from operating activities:
  Net loss..............................................  $(4,180)   $ (2,228)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
     Depreciation and amortization of properties........    6,897         957
     Amortization of costs in excess of net assets
      of acquired companies and other intangibles.......    4,511       3,462
     Amortization of deferred financing costs...........    1,214       1,113
     Write-off of unamortized deferred financing costs..        -       2,950
     Provision for facilities relocation and
       corporate restructuring..........................        -       6,723
     Payments on facilities relocation and
       corporate restructuring..........................        -      (2,896)
     Loss on sale of restaurants........................        -       2,342
     Provision for doubtful accounts....................      388         461
     Other, net.........................................       73        (814)
     Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables.....................................  (10,924)     (2,968)
        Inventories.....................................    2,429       2,775
        Prepaid expenses and other current assets.......      149       2,400
      Increase (decrease) in accounts payable
        and accrued expenses............................    4,363     (15,940)
                                                         --------    --------
Net cash provided by (used in) operating activities.....    4,920      (1,663)
                                                         --------    --------

Cash flows from investing activities:
  Proceeds from sales of properties.....................      447       1,889
  Capital expenditures..................................   (6,194)     (1,668)
                                                         --------    --------
Net cash provided by (used in) investing activities.....   (5,747)        221
                                                         --------    --------

Cash flows from financing activities:
  Capital contribution..................................        -       6,211
  Net borrowings from affiliates........................    2,325       4,035
  Repayments of long-term debt..........................   (4,522)     (3,129)
  Proceeds from issuance of long-term debt..............    2,427           -
  Payment of deferred financing costs...................     (104)          -
                                                         --------    --------
Net cash provided by financing activities...............      126       7,117
                                                         --------    --------

Net increase (decrease) in cash.........................     (701)      5,675
Cash at beginning of period.............................    9,744       7,411
                                                         --------    --------
Cash and cash equivalents at end of period.............. $  9,043    $ 13,086
                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 29, 1997
                                  (Unaudited)


(1) Basis of Presentation

    RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company") is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). The Company's principal wholly-owned subsidiaries are Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown"). Additionally, the Company has three wholly-owned subsidiaries which owned and/or operated Arby's restaurants through May 4, 1997, Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC").

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1996 and June 29, 1997 and its results of operations for the three-month and six-month periods ended June 30, 1996 and June 29, 1997 and its cash flows for the six-month periods ended June 30, 1996 and June 29, 1997 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K").

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1997 commenced on January 1, 1997 and ended on March 30, 1997 and its second quarter of 1997 commenced on March 31, 1997 and ended on June 29, 1997. Each subsequent quarter of 1997 will consist of 13 weeks. For the purposes of the consolidated financial statements, the period from March 31, 1997 to June 29, 1997 and January 1, 1997 to June 29, 1997 are referred to herein as the three-month and six-month periods ended June 29, 1997, respectively.

    Certain amounts included in the prior comparable periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2) Sale of Restaurants

    On May 5, 1997 certain of the principal subsidiaries comprising the Company's restaurant segment sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $1,379,000 and the assumption by RTM of an aggregate $54,620,000 in mortgage and equipment notes payable and $14,955,000 in capitalized lease obligations. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales effective May 5, 1997. In the fourth quarter of 1996 the Company recorded a charge to reduce the carrying value of the long-lived assets associated with the restaurants sold (reported as "Assets held for sale" in the accompanying condensed consolidated balance sheet as of December 31, 1996) to their estimated fair values and, in the second quarter of 1997, recorded a $2,342,000 loss on the sale (included in "Other income (expense), net"), which includes a $1,457,000 provision for the fair value for future lease commitments and debt repayments assumed by RTM for which the Company or Triarc, respectively, remain contingently liable if the payments

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                June 29, 1997
                                 (Unaudited)


are not made by RTM. The results of operations of the sold restaurants have been included in the accompanying condensed consolidated statements of operations until the May 5, 1997 date of sale.

    The following unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 1996 and the six months ended June 29, 1997 give effect to the sale of the restaurants as if such sale had been consummated as of January 1, 1996. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such sale actually been consummated on January1, 1996 or of the Company's future results of operations and are as follows (in thousands):

                     For the Year Ended December 31, 1996

                                                    As     Pro Forma
                                                Reported  Adjustments Pro Forma
                                                --------  ----------- ---------
Revenues:
  Net sales.................................... $409,100 $(228,031)(a)$181,069
  Royalties, franchise fees and other revenues.   57,252     9,121 (b)  66,373
                                                 466,352  (218,910)    247,442
                                                --------  --------     -------
Costs and expenses:
  Cost of sales................................  252,811  (187,535)(a)  65,276
  Advertising, selling and distribution........  102,535   (24,764)(a)  77,771
  General and administrative...................   77,339    (9,913)(a)  67,426
  Reduction in carrying value of long-lived
   assets impaired or to be disposed of........   58,900   (58,900)(a)       -
  Facilities relocation and corporate
   restructuring...............................    6,350    (2,400)(a)   3,950
                                                --------  --------     -------
                                                 497,935  (283,512)    214,423
                                                --------  --------     -------
   Operating profit (loss).....................  (31,583)   64,602      33,019
Interest expense...............................  (42,883)    8,421 (c) (31,898)
                                                             2,564 (d)
Other income, net..............................      562         -         562
                                                --------  --------     -------
   Income (loss) before income taxes...........  (73,904)   75,587       1,683
Benefit from (provision for) income taxes......   23,346   (29,403)(f)  (6,057)
                                                --------  --------     -------
   Net loss.................................... $(50,558) $ 46,184     $(4,374)
                                                ========  ========     =======

                      RC/ARBY'S CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   June 29, 1997
                                    (Unaudited)


                      For the Six Months Ended June 29, 1997

                                                  As      Pro Forma
                                               Reported  Adjustments Pro Forma
                                               --------  ----------- ---------
Revenues:
  Net sales.................................... $154,934  $(74,195)(a) $80,739
  Royalties, franchise fees and other revenues.   29,641     2,968 (b)  32,609
                                                --------  --------     -------
                                                 184,575   (71,227)    113,348
                                                --------  --------     -------
Costs and expenses:
  Cost of sales................................   83,610   (59,127)(a)  24,483
  Advertising, selling and distribution........   42,476    (8,145)(a)  34,331
  General and administrative...................   34,141    (3,319)(a)  30,822
  Facilities relocation and corporate
   restructuring...............................    6,723    (5,597)(a)   1,126
                                                --------  --------     -------
                                                 166,950   (76,188)     90,762
                                                --------  --------     -------
   Operating profit............................   17,625     4,961      22,586
Interest expense...............................  (19,389)    2,756 (c) (15,523)
                                                             1,110 (d)
Other income (expense), net....................     (379)    1,798 (e)   1,419
                                                --------  --------     -------
   Income (loss) before income taxes and
     extraordinary charge......................   (2,143)   10,625       8,482
Benefit from (provision for) income taxes......    1,715    (4,133)(f)  (2,418)
                                                --------  --------     -------
   Income (loss) before extraordinary charge... $   (428) $  6,492     $ 6,064
                                                ========  ========     =======


-------------------
(a)To reflect the elimination of the sales, cost of sales, advertising, selling and distribution expenses and allocated general and administrative expenses, the reduction in carrying value of long-lived assets impaired or to be disposed of for the year ended December 31, 1996 related to the sold restaurants and the portion of the facilities relocation and corporate restructuring charge associated with restructuring the restaurant segment in connection with the RTM Sale. The allocated general and administrative expenses reflect the portion of the Company's total general and administrative expenses allocable to the operating results associated with the restaurants sold as determined by management of the Company. Such allocated amounts consist of (i) salaries, bonuses, travel and entertainment expenses, supplies, training and other expenses related to area managers who have responsibility for the day-to-day operation of the sold restaurants and (ii) the portion of general corporate overhead (e.g. accounting, human resources, marketing, etc.) estimated to be attributable to the restaurants. Since the Company no longer owns any Arby's restaurants following the RTM Sale but continues to operate as the Arby's franchisor, it has undertaken a reorganization of its restaurant segment eliminating approximately 60 positions in its corporate and field administrative offices and significantly reducing leased office space. The effect of the elimination of income and expenses of the sold restaurants is significantly greater in the year ended December 31, 1996 as compared with the six months ended June 29, 1997 principally due to two 1996 eliminations which did not recur in the 1997 period for (i) the $58,900,000 reduction in carrying value of long-lived assets associated with the restaurants sold and (ii) depreciation and amortization on the long-lived restaurant assets sold, which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized while they were held for sale.

                      RC/ARBY'S CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   June 29, 1997
                                    (Unaudited)


(b)To reflect royalties from the sales of the sold restaurants at the rate of 4%.

(c)To reflect a reduction to interest expense relating to the debt assumed by RTM.

(d)To reflect a reduction to interest expense representing the interest expense recorded during each of the periods presented on the entire outstanding balance of the demand note payable to Triarc by the Company received from Triarc in exchange for the issuance of stock of ARHC and AROC and on $6,500,000 of a note payable to Triarc due February 1998 repaid on May 5, 1997.

(e)To reflect the elimination of the $2,342,000 loss on sale of restaurants and a $544,000 gain on termination of a portion of the Fort Lauderdale, Florida headquarters lease for space no longer required by the restaurant segment as a result of the RTM Sale recorded in the six months ended June 29, 1997.

(f)To reflect the income tax effects of the above at the incremental income tax rate of 38.9%.

(3) Inventories

    The  following  is  a  summary  of  the  components  of  inventories   (in
thousands):

                                                    December 31,    June 29,
                                                        1996          1997
                                                    -----------   ----------

    Raw materials.................................. $   8,184     $   4,164
    Work in process................................       467           459
    Finished goods.................................     3,459         2,104
                                                    ---------     ---------
                                                    $  12,110     $   6,727
                                                    =========     =========

(4) Properties

    The following is a summary of the components of properties, net (in thousands):

                                                    December 31,    June 29,
                                                        1996          1997
                                                    -----------   ----------

    Properties, at cost............................ $  29,082     $  28,857
    Less accumulated depreciation and amortization.    17,139        18,100
                                                    ---------     ---------
                                                    $  11,943     $  10,757
                                                    =========     =========

                      RC/ARBY'S CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   June 29, 1997
                                    (Unaudited)


(5) Facilities Relocation and Corporate Restructuring

    The facilities relocation and corporate restructuring charge in the three-month and six-month periods ended June 29, 1997 principally consists of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which have been centralized in the White Plains, New York headquarters of Mistic Brands, Inc., a wholly-owned subsidiary of Triarc.

(6) Related Party Transactions

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

                          Interest                 December 31,  June 29,
       Affiliated Entity    Rate      Maturity        1996         1997
       -----------------    ----      --------      --------     -------
    Notes payable to:
      Chesapeake Insurance 9 1/2%     June 1998     $  1,750     $ 1,500
      Triarc               11 7/8%  February 1998      6,700         200
      Triarc               11 7/8%     Demand         12,015           -
                                                    --------     -------
       Total notes payable
         to affiliates.............................   20,465       1,700
      Less amounts payable
       within one year.............................   13,765       1,700
                                                    --------     -------
                                                    $  6,700     $     -
                                                    ========     =======

    Note receivable from
      Triarc               11 7/8%      Demand      $  1,650     $ 2,000
                                                    ========     =======


    Interest expense on notes payable to Triarc and its subsidiaries amounted to $1,478,000 and $1,186,000 for the six months ended June 30, 1996 and June 29, 1997, respectively. Interest income on the note receivable from Triarc amounted to $162,000 and $111,000 for the six months ended June 30, 1996 and June 29, 1997, respectively, and is included in "Other income (expense), net" in the accompanying condensed consolidated statements of operations.

    In connection with the RTM Sale, ARHC and AROC issued 950 common shares (approximately 49% of the common stock after such issuances) each to Triarc in exchange for cash of $6,211,000, the demand note payable to Triarc in the then amount of $23,150,000 and accrued interest payable on such note of $2,638,000 as of May 5, 1997. Triarc's 49% interest in the equity of ARHC and AROC is reported as "Minority interest" in the accompanying condensed consolidated balance sheet as of June 29, 1997. The excess of $29,440,000 of the consideration for the stock issued to Triarc of $31,999,000 over such minority interest of $2,559,000 asof May 5, 1997 is being accounted for as a capital

                      RC/ARBY'S CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   June 29, 1997
                                    (Unaudited)


contribution and is reflected in "Additional paid-in capital". The 49% minority interest in the earnings of ARHC and AROC for the three month and six month periods ended June 29,1997 amounted to $16,000 and is included in "Other income (expense), net" in the accompanying condensed consolidated statements of operations. Also in connection with the RTM Sale, the Company repaid $6,500,000 of the $6,700,000 note due February 1998 to Triarc.

(7) Extraordinary Charge

    The Company recognized an extraordinary charge of $1,800,000 in the second quarter of 1997 consisting of the write-off of previously unamortized deferred financing costs of $2,950,000 net of income tax benefit of $1,150,000 in connection with the assumption by RTM of $54,620,000 of the mortgage and equipment notes payable associated with the sold restaurants.

(8) Income Taxes

    The Federal income tax returns of Triarc and its subsidiaries, including the Company, have been examined by the Internal Revenue Service ("IRS") for the tax years 1989 through 1992 and the IRS had issued notices of proposed adjustments prior to 1997 relating to the Company increasing taxable income by approximately $13,000,000. Triarc, on behalf of the Company, has resolved approximately $10,000,000 of such proposed adjustments and in connection therewith, the Company expects to pay approximately $5,000,000, including interest, in the fourth quarter of 1997, which amount had been fully reserved in prior years. The Company intends to contest approximately $3,000,000 of the proposed adjustments at the appellate division of the IRS. The Company believes that adequate aggregate provisions have been made in 1997 and prior years for any tax liabilities, including interest, that may result from such examination and other tax matters.

(9) Contingencies

     On February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2,850,000. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding in Mexico, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, with the purpose of weakening AR's financial condition in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's believes that it had good cause to terminate its master agreement and franchise agreement with AR. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

                      RC/ARBY'S CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   June 29, 1997
                                    (Unaudited)


    On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas alleging that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks actual damages in excess of $70,000,000 and punitive damages of not less than $200,000,000 against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") against Arby's alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a Stock Purchase Agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA.
Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

    The Company continues to have an environmental contingency for possible contamination from hydrocarbons in ground water at two abandoned bottling facilities, both of the same nature and general magnitude as described in Note 18 to the consolidated financial statements contained in the Form 10-K.

    Based on currently available information and given the Company's aggregate reserves for such matters, the Company does not believe that the legal, tax and environmental contingencies referred to above, as well as ordinary routine litigation incidental to its businesses, will have a material adverse effect on its consolidated results of operations or financial position.

(10)Subsequent Event

    On July 18, 1997, the Company completed the sale (the "C&C Sale") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line to Kelco Sales & Marketing Inc. ("Kelco"), for the proceeds of $750,000 in cash and an $8,650,000 note (the "Note") with a discounted value of $6,003,000 consisting of $4,373,000 relating to the C&C Sale and $2,380,000 relating to future revenues. The $2,380,000 of deferred revenues consists of (i)
$2,096,000 relating to minimum take-or-pay commitments for sales of concentrate for C&C products to Kelco and (ii) $284,000 relating to future technical services to be performed for Kelco by the Company, both under a contract with Kelco. The excess of the proceeds of $4,373,000 over the carrying value of the C&C trademark of $1,575,000 and the related equipment of $2,000 resulted in a pre-tax gain of $2,796,000 which will be recognized commencing in the third quarter of 1997 pro-rata between the gain on sale and the carrying value of the assets sold based on the cash proceeds and collections under the Note since realization of the Note is not yet fully assured.

    The following unaudited supplemental pro forma consolidated summary operating data of the Company for the six-month period ended June 29, 1997 adjusts the pro forma condensed consolidated statement of operations which gave effect to the RTM Sale (see Note 2) to give effect to the C&C Sale as if such sale had been consummated as of January 1, 1997. The pro forma effect of such sale includes (i) realization of deferred revenues based on the portion

                      RC/ARBY'S CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   June 29, 1997
                                    (Unaudited)


of the minimum take-or-pay commitment for sales of concentrate for C&C products to Kelco to be fulfilled and fees related to the technical services to be performed, both under the contract with Kelco, (ii) imputation of interest on the deferred revenue, (iii) recognition of the estimated cost of the concentrate to be sold, (iv) the elimination of the sales, cost of sales, advertising, selling and distribution expenses, general and administrative expenses and other expenses related to the C&C beverage line, (v) accretion of the discount on the Note and (vi) the related income tax effects. Such pro forma information does not purport to be indicative of the Company's actual results of operations had such sale actually been consummated on January 1, 1997 or of the Company's future results of operations and are as follows (in thousands):

     Revenues.....................................$107,213
     Operating profit.............................  22,707
     Income before extraordinary charge...........   6,264

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") of RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's two business segments, restaurants and beverages, are described therein. However, following the sale of all of the 355 company-owned restaurants on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system (see below under "Liquidity and Capital Resources"), the effect of the trends on the restaurant segment are limited to their impact on franchise fees and royalties. RCAC is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). RCAC's principal wholly-owned subsidiaries are Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown"). Additionally, RCAC has three wholly-owned subsidiaries which owned and/or operated Arby's restaurants through May 4, 1997: Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC"). Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.
See "PART II - OTHER INFORMATION".

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's second quarter began on March 31, 1997 and ended on June 29, 1997. For purposes of this management's discussion and analysis, the period from January 1, 1997 to June 29, 1997 is referred to below as the six months ended June 29, 1997 or the 1997 first half and the period from March 30, 1997 to June 29, 1997 is referred to below as the three months ended June 29, 1997 or the 1997 second quarter.

RESULTS OF OPERATIONS

Six Months Ended June 29, 1997 Compared with Six Months Ended June 30, 1996

     Revenues decreased $49.5 million (21.2%) to $184.6 million in the six months ended June 29, 1997. Restaurant revenues decreased $35.8 million (25.7%) to $103.8 million due to a $38.5 million (34.2%) decrease in net sales of company-owned restaurants, partially offset by a $2.7 million (9.9%)
increase in royalties and franchise fees. The $38.5 million decrease in net sales of company-owned restaurants is almost entirely due to the RTM Sale. The $2.7 million increase in royalties and franchise fees is due to $1.4 million of incremental royalties for the period from May 5, 1997 through June 29, 1997 from the 355 restaurants sold to RTM, an average net increase of 83 (3.2%) other franchised restaurants and a 1.9% increase in same-store sales of franchised restaurants. Beverage revenues decreased $13.7 million (14.5%) to $80.8 million due to an $8.8 million decrease in sales of finished goods and a $4.9 million decrease in concentrate sales. The decrease in sales of finished goods principally reflects (a) the absence in the 1997 first half of $5.8 million of 1996 sales to MetBev, Inc. ("MetBev"), a former distributor of the Company's beverage products in the New York City metropolitan area, and a $1.5 million decrease in sales of other Royal Crown branded finished products in areas other than those serviced by MetBev (where the Company now sells concentrate rather than finished goods) and (b) a $1.5 million reduction in the sales of finished Royal Crown Premium Draft Cola ("Draft Cola") which the Company no longer sells. Sales of concentrate decreased, despite the shift in sales to concentrate from finished goods noted above, reflecting (i) a $5.3 million decrease in branded sales due to volume declines, which were adversely affected by soft bottler case sales, partially offset by a higher average concentrate selling price and (ii) a $0.4 million increase in private label sales volume.

     Gross profit (total revenues less cost of sales) decreased $3.7 million to $101.0 million in the six months ended June 29, 1997 while gross margins (gross profit divided by total revenues) increased to 54.7% compared with 44.7% for the same period of the prior year. Beverage gross profit declined $3.6 million to $56.4 million principally due to the decline in sales volume discussed above, whereas beverage gross margins increased to 69.8% from 63.6% principally due to (i) the recognition of $1.0 million included in the 1997 first quarter resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer, recorded as a reduction to cost of sales, for which no similar amount was recognized in the 1996 comparable period and (ii) the larger proportion of higher-margin concentrate sales compared with finished product sales reflecting the shift from sales of finished goods discussed above. Restaurant gross profit was unchanged at $44.6 million while restaurant gross margins increased to 42.9% from 31.9% primarily due to (i) the higher percentage of royalties and franchise fees (with no associated cost of sales) to total revenues in the 1997 first half principally due to the RTM Sale discussed above and (ii) the absence in the 1997 period of depreciation and amortization on all long-lived restaurant assets which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized through their May 5, 1997 date of sale.

     Advertising, selling and distribution expenses decreased $8.1 million to $42.5 million in the six months ended June 29, 1997. Beverage advertising expenses declined $5.0 million principally due to (i) lower bottler promotional reimbursements resulting from the decline in sales volume, (ii) the elimination of advertising expenses for Draft Cola and (iii) planned reductions in connection with the aforementioned decrease in sales of other Royal Crown branded finished products. Restaurant advertising expenses declined $3.1 million principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale.

     General and administrative expenses decreased $3.6 million to $34.1 million in the six months ended June 29, 1997 principally due to (i) reduced spending levels related to administrative support no longer required for the sold restaurants as a result of the RTM Sale, particularly payroll, (ii) reduced travel activity in the restaurant segment prior to the RTM Sale and
(iii) lower compensation expense related to grants of below market Triarc stock options to employees who have since terminated employment.

     The facilities relocation and corporate restructuring charge of $6.7 million in the six months ended June 29, 1997 principally consists of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which has been centralized in the White Plains, New York headquarters of Mistic Brands Inc., a wholly-owned subsidiary of Triarc. An additional charge for facilities relocation and corporate restructuring of approximately $0.6 million relating to additional costs associated with the relocation of the Royal Crown headquarters is expected to be incurred in the third quarter of 1997.

     Interest expense decreased $2.2 million to $19.4 million in the six months ended June 29, 1997 primarily due to the assumption by RTM of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the RTM Sale and, to a lesser extent, (i) the absence of losses in the 1997 first half on an interest rate swap agreement which terminated in September 1996 and (ii) the cessation of interest expense effective May 5, 1997 on a demand note payable ($23.2 million balance as of May 5, 1997) to Triarc (the "Demand Note") contributed to the capital of ARHC and AROC and on $6.5 million of an outstanding balance repaid under another note payable to Triarc also in connection with the RTM Sale.

     Other income (expense), net was an expense of $0.4 million in the six months ended June 29, 1997 compared with income of $0.5 million in the same period of 1996. The unfavorable change between years was principally due to a $2.3 million loss from the RTM Sale partially offset by a $0.9 million gain on lease termination for a portion of the space no longer required in the Fort Lauderdale facility due to staff reductions as a result of the RTM Sale and the relocation of the Royal Crown headquarters and $0.6 million of increased gains on other asset sales.

     The benefit from income taxes represents annual effective tax rates of approximately 80% and 13% based on the estimated annual tax rates as of June 29, 1997 and June 30, 1996, respectively. Such rate in the 1997 period was based on projected pretax income for the year ending December 28, 1997 compared with a projected pretax loss for the year ended December 31, 1996, and is higher due principally to the differing impact on the respective effective rates of the amortization of nondeductible costs in excess of net assets of acquired companies in a period with pretax income compared with a period with a pretax loss.

     The extraordinary charge of $1.8 million in the six months ended June 29, 1997 consists of the write-off of previously unamortized deferred financing costs of $3.0 million net of income tax benefit of $1.2 million in connection with the assumption by RTM of $54.6 million of the mortgage and equipment notes payable associated with the sold restaurants.


Three Months Ended June 29, 1997 Compared with Three Months Ended June 30, 1996

     Revenues decreased $40.8 million (33.3%) to $81.8 million in the three months ended June 29, 1997. Restaurant revenues decreased $34.2 million (47.1%) to $38.4 million due to a $36.0 million (62.0%) decrease in net sales of company-owned restaurants, partially offset by a $1.8 million (12.3%) increase in royalties and franchise fees. The $36.0 million decrease in net sales of company-owned restaurants is due to the RTM Sale. The $1.8 million increase in royalties and franchise fees is due to $1.4 million of incremental royalties from the restaurants sold to RTM, an average net increase of 79 (3.0%) other franchised restaurants and a 2.9% increase in same-store sales of franchised restaurants. Beverage revenues decreased $6.6 million (13.2%) to $43.4 million due to (i) a $4.5 million decrease in sales of finished goods principally reflecting (a) the absence in the 1997 second quarter of $2.6 million of 1996 sales to MetBev and a $1.2 million decrease in sales of other Royal Crown branded finished products in areas other than those served by MetBev and (b) a $0.7 million decrease in sales of Draft Cola and (ii) a $2.1 million decrease in concentrate sales reflecting a $3.2 million volume decline in branded sales partially offset by a $1.1 million volume increase in private label sales, all as described in more detail in the six-month discussion above.

     Gross profit decreased $6.1 million to $50.0 million in the three months ended June 29, 1997 while gross margins increased to 61.1% compared with 45.7% for the same quarter of the prior year. Restaurant gross profit declined $4.0 million to $20.1 million due to a $5.8 million decrease in gross profit from company-owned restaurants principally due to the RTM Sale partially offset by the $1.8 million increase in royalties and franchise fees described above. Restaurant gross margins increased to 52.4% from 33.3% primarily due to the higher percentage of royalties and franchise fees to total revenues. Beverage gross profit declined $2.1 million to $29.9 million principally due to the decline in sales volume discussed above, whereas beverage gross margins increased to 68.8% from 63.9% principally due to the larger proportion of higher-margin concentrate sales compared with finished product sales reflecting the shift from sales of finished goods discussed above.

     Advertising, selling and distribution expenses decreased $7.2 million to $20.3 million in the three months ended June 29, 1997. Beverage advertising expenses declined $4.0 million principally due to (i) lower bottler promotional reimbursements resulting from the decline in sales volume, (ii) planned reductions in connection with the aforementioned decrease in sales of other Royal Crown branded finished products and (iii) the elimination of advertising expenses for Draft Cola. Restaurant advertising expenses declined $3.2 million principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale.

     General and administrative expenses decreased $2.3 million to $16.6 million in the three months ended June 29, 1997 due to reduced spending levels related to administrative support no longer required for the sold restaurants, principally payroll.

     The facilities relocation and corporate restructuring charge of $4.8 million in the three months ended June 29, 1997 principally consists of additional employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, additional costs associated with the relocation of the Fort Lauderdale headquarters of Royal Crown.

     Interest expense decreased $2.0 million to $9.0 million in the three months ended June 29, 1997 primarily due to the assumption by RTM of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the RTM Sale and, to a lesser extent, (i) the absence of losses in the 1997 second quarter on an interest rate swap agreement which terminated in September 1996 and (ii) the cessation of interest expense effective May 5, 1997 on the Demand Note contributed to the capital of ARHC and AROC and the $6.5 million repaid under another note payable to Triarc also in connection with the RTM Sale.

     Other income (expense), net was an expense of $1.2 million in the three months ended June 29, 1997 compared with income of $0.2 million in the same quarter of 1996. The unfavorable change between years was due to the aforementioned $2.3 million loss from the RTM Sale partially offset by a $0.9 million gain on lease termination for a portion of the space no longer required in the Fort Lauderdale facility.

     The benefit from income taxes in the three months ended June 29, 1997 is based on an annual effective tax rate of approximately 80% which is higher than the statutory 35% Federal income tax rate as previously described. A provision for income taxes was incurred in the three months ended June 30, 1996, despite a pretax loss, principally due to the second quarter effect of $0.4 million of a revision in the estimated full year effective tax rate as well as the impact of non-deductible amortization of costs in excess of net assets of acquired companies.

     The extraordinary charge of $1.8 million in the three months ended June 29, 1997 is described in the six-month discussion above.


LIQUIDITY AND CAPITAL RESOURCES

     Consolidated cash and cash equivalents (collectively "cash") increased $5.7 million during the six months ended June 29, 1997 to $13.1 million. Such increase reflects (i) cash provided by financing activities (a capital contribution of $6.2 million and borrowings of $4.0 million from Triarc, net of repayments of long-term debt of $3.1 million) of $7.1 million and (ii) cash provided by investing activities (proceeds from sales of properties of $1.9 million less capital expenditures of $1.7 million) of $0.2 million, partially offset by cash used in operating activities of $1.6 million. The net cash used in operating activities principally reflects (i) a net loss of $2.2 million and (ii) cash used for operating assets and liabilities of $13.7 million and
(iii) other items, net of $0.4 million, all partially offset by non-cash charges for (i) depreciation and amortization of $8.5 million (including a $3.0 million write-off of unamortized deferrred financing costs), (ii) provision for facilities relocation and corporate restructuring, net of payments, of $3.8 million and (iii) a $2.3 million loss on the sale of restaurants. The cash used for operating assets and liabilities of $13.7 million reflects an increase in receivables of $3.0 million, principally due to seasonality of beverage sales and slower collections from bottlers, and a net decrease in accounts payable and accrued expenses of $15.9 million, primarily due to the paydown of restaurant-related payables and accruals subsequent to the RTM Sale, partially offset by a decrease in inventories and prepaid expenses and other current assets of $5.2 million. In conjunction with the change in the restaurant operations to exclusively franchising (see below) and the resulting anticipated improvement in operating results, the Company expects cash flows from operations during the remainder of 1997 to be positive.

     On May 5, 1997, certain of the principal subsidiaries comprising the Company's restaurant segment sold to RTM all of the 355 company-owned restaurants. The sales price consisted of cash and a promissory note (discounted value) aggregating $1.4 million and the assumption by RTM of $54.7 million of mortgage and equipment notes payable and capitalized lease obligations of $14.9 million. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales.

     As a result of the RTM Sale, the Company's remaining restaurant operations are exclusively franchising. Royalties and franchise fees should be higher in the second half of 1997 as a result of the aforementioned royalties relating to the restaurants sold to RTM. The Company believes that, without the restaurant operations, it will be able to reduce the operating costs of the restaurant segment, a process begun in the second quarter of 1997, and, together with substantially reduced capital expenditure requirements, improve the restaurant segment's cash flows.

     During the six months ended June 29, 1997, the Company reduced its borrowings from Triarc and its subsidiaries to $1.7 million (of which $0.5 million is payable during the remainder of 1997) from $20.5 million as of December 31, 1996 while a demand note receivable increased $0.4 million to $2.0 million. In connection with the RTM Sale, the then outstanding balance of $23.2 million ($12.0 million as of December 31, 1996) under a demand note payable was contributed by Triarc to the capital of ARHC and AROC and $6.5 million of a note due in February 1998 with an outstanding balance of $6.7 million as of December 31, 1996 was repaid to Triarc. In addition, Triarc made a cash contribution of $6.2 million to the capital of ARHC.

     Consolidated capital expenditures amounted to $1.7 million in the six months ended June 29, 1997, which reflects reduced spending levels from the comparable period of 1996, principally in the restaurant segment, first in anticipation of and then as a result of the consummation of the RTM Sale. The Company expects that capital expenditures during the remainder of 1997 will be approximately $2.0 million, which is significantly less than the comparable period of 1996 as a result of the cessation of restaurant-related spending. As of June 29, 1997, there were no significant outstanding commitments for such capital expenditures. As a result of the RTM Sale and certain other asset disposals, the Company will be required to reinvest approximately $2.7 million in core business assets through October 1997 (and up to an additional $4.4 million through January 1998 in connection with the sale of the C&C beverage line in July 1997 described below) through capital expenditures (including certain of those planned above) and/or business acquisitions, in accordance with the indenture pursuant to which the Company's $275.0 million of 9 3/4% senior secured notes due 2000 were issued (the "Senior Note Indenture"). In furtherance of the Company's growth strategy, the Company considers selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. The Company anticipates that it will meet its capital expenditure and business acquisition requirements, including such reinvestment requirement, through existing cash and/or cash flows from operations.

     The Company is a party to a tax-sharing agreement with Triarc whereby the Company is required to pay amounts relating to taxes based on the taxable income of the Company and its eligible subsidiaries on a stand alone basis. The Company had overpaid its 1993 tax obligation due to losses during the fourth quarter of 1993, and has experienced additional losses in 1994 through the second quarter of 1997. As a result, no subsequent payment has been required through June 29, 1997 and, considering the substantial loss for income tax purposes on the RTM Sale, the Company does not expect to be required to make any such payments during the remainder of 1997.

     The Federal income tax returns of Triarc and its subsidiaries, including the Company, have been examined by the Internal Revenue Service ("IRS") for the tax years 1989 through 1992 and the IRS had issued notices of proposed adjustments prior to 1997 relating to the Company increasing taxable income by approximately $13.0 million. Triarc, on behalf of the Company, has resolved approximately $10.0 million of such proposed adjustments and in connection therewith, the Company expects to pay approximately $5.0 million, including interest, in the fourth quarter of 1997. The Company intends to contest approximately $3.0 million of the proposed adjustments at the appellate division of the IRS and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. However, management of the Company expects to be required to make payments in the latter part of 1997 relating to the portion of the adjustments that are agreed to.

     In October 1996 Triarc had announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). In May 1997 Triarc announced that it would no longer pursue the Spinoff Transactions as a result of its recent acquisition of Snapple Beverage Corp. and other complex issues.

     On July 18, 1997, the Company completed the sale of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ("Kelco"), for the proceeds of $0.8 million in cash and an $8.6 million note (the "Note") with a discounted value of $6.0 million consisting of $4.4 million relating to the C&C Sale and $2.4 million relating to future revenues for services to be performed over seven years. The Note is due in monthly installments with varying amounts of approximately $0.1 million through August 2004.

     As of June 29, 1997, the Company had cash of $13.1 million available to meet its cash requirements. The Company's cash requirements for the remainder of 1997, exclusive of operating cash flows which include the anticipated tax payment of approximately $5.0 million described above, consist principally of capital expenditures and/or business acquisitions of not less than $2.7 million required under the Senior Note Indenture through October 1997 and debt principal repayments of $1.6 million, including affiliated notes. The Company anticipates meeting such requirements through existing cash and/or cash flows from operations. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations which should be improved as a result of the RTM Sale as discussed above.


Legal and Environmental Matters

     On February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.8 million. AR also alleged that Arby's had breached a master development agreement between AR and Arby's. Arby's promptly commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. Arby's is seeking a declaration in the arbitration to the effect that the November 9, 1994 letter of intent was not a binding contract and, therefore, AR has no valid breach of contract claim, as well as a declaration that the master development agreement has been automatically terminated as a result of AR's commencement of suspension of payments proceedings in February 1995. In the civil court proceeding in Mexico, the court denied Arby's motion to suspend such proceedings pending the results of the arbitration, and Arby's has appealed that ruling. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, with the purpose of weakening AR's financial condition in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's believes that it had good cause to terminate its master agreement and franchise agreement with AR. Arby's is vigorously contesting AR's claims and believes it has meritorious defenses to such claims.

     On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas. Plaintiffs allege that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") against Arby's alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a Stock Purchase Agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA.
Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

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


Item 1.  Legal Proceedings

    On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas. Plaintiffs allege that Arby's and Triarc Companies, Inc. ("Triarc") conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. Additionally, plaintiffs seek preliminary and permanent injunctive relief against Arby's and Triarc enjoining them from directly or indirectly disclosing or using ZuZu's trade secrets. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") against Arby's alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a Stock Purchase Agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

    Reference is made to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1997 for a description of litigation between Arby's, Inc. and Arby's Restaurants S.A. de C.V.

Item 6.  Exhibits and Reports on Form 8-K

    (a)Exhibits:

       10.1 Stock Purchase Agreement dated February 13, 1997 among Arby's, Inc.("Arby's"), Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC"), Arby's Restaurant Operations Company ("AROC"), RTM Inc. ("RTM") and RTM Partners, Inc.("Holdco"), incorporated herein by reference to Exhibit 10.1 to RCAC's Current Report on Form 8-K dated February 20, 1997 (the "Form 8-K").

       10.2 Form of Option granted by Holdco in favor of ARDC, ARHC and AROC, incorporated herein by reference to Exhibit 10.2 to the Form 8-K.

       10.3 Form of Guaranty by RTM, Holdco, RTM Management Co. LLC and Triarc Restaurants Disposition 1, Inc.("Newco") in favor of Arby's, ARDC, ARHC, AROC and Triarc, incorporated herein by reference to Exhibit
            10.3 to the Form 8-K.

       10.4 Form  of   Development   Agreement   between   Arby's  and  Newco,
            incorporated herein by reference to Exhibit 10.4 to the Form 8-K.

       27.1 Financial Data Schedule for the three-month period ended June 29, 1997, submitted to the Securities and Exchange Commission in electronic format.*
       ----------------
       *    Filed herewith

    (b)Reports on Form 8-K:

       During the three months ended June 29, 1997 the registrant filed a report on Form 8-K dated May 20, 1997 with respect to certain subsidiaries of the Registrant completing the sale on May 5, 1997 to RTM Partners, Inc. of all the stock of two subsidiaries of the Registrant owning all 355 Arby's restaurants owned by the Registrant and its subsidiaries.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         RC/ARBY'S CORPORATION
                                              (Registrant)




Date:  August 13, 1997                   By:  /s/ JOHN L. BARNES, JR.
                                             ------------------------
                                             John L. Barnes, Jr.
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (On behalf of the Company)



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