Form 10-Q
period 1997-09-28
RC ARBYS CORP
filed 1997-11-12
CIK 904892

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

   As of October 31, 1997, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, CFC Holdings Corp.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31, September 28,
                                                        1996 (A)   1997 (Note 1)
                                                        --------   ------------
                            ASSETS                          (In thousands)
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents........................... $    7,411   $  13,553
  Receivables, net....................................     35,151      36,454
  Note receivable from affiliate......................      1,650       2,000
  Inventories.........................................     12,110       6,989
  Assets held for sale................................     71,116           -
  Deferred income tax benefit.........................      8,568       8,568
  Prepaid expenses and other current assets...........      6,761       2,961
                                                       ----------   ---------
    Total current assets..............................    142,767      70,525

Properties, net ......................................     11,943       9,569
Unamortized costs in excess of net assets
  of acquired companies...............................    159,123     154,828
Deferred income tax benefit...........................     24,231      24,333
Deferred costs and other assets.......................     22,380      20,654
                                                       ----------   ---------
                                                       $  360,444   $ 279,909
                                                       ==========   =========

    LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-term debt................... $   73,055   $   1,861
  Notes payable to affiliates.........................     13,765       4,950
  Accounts payable....................................     24,027       9,995
  Accrued expenses....................................     61,744      49,745
                                                       ----------   ---------
    Total current liabilities.........................    172,591      66,551

Long-term debt........................................    281,110     279,872
Note payable to affiliate.............................      6,700           -
Deferred income and other liabilities.................     14,011      17,178
Minority interest.....................................          -       2,552

Stockholder's equity (deficit):
  Common stock........................................          1           1
  Additional paid-in capital..........................     44,300      73,740
  Accumulated deficit.................................   (158,269)   (159,985)
                                                       ----------   ---------
    Total stockholder's deficit.......................   (113,968)    (86,244)
                                                       ----------   ---------
                                                       $  360,444   $ 279,909
                                                       ==========   =========

(A) Derived from the audited consolidated financial statements as of December 31, 1996.

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                              Three months ended          Nine months ended
                         --------------------------- ---------------------------
                         September 30, September 28, September 30, September 28,
                              1996     1997 (Note 1)     1996      1997 (Note 1)
                         ------------- ------------- ------------- -------------

                                              (In thousands)
                                                (Unaudited)

Revenues:
  Net sales..................  $103,655   $ 32,960       $310,796   $187,894
  Royalties, franchise fees
   and other revenues........    14,896     17,942         41,873     47,583
                               --------   --------       --------   --------
                                118,551     50,902        352,669    235,477
                               --------   --------       --------   --------
Costs and expenses:
  Cost of sales...............   64,375      6,837        193,837     90,447
  Advertising, selling and
    distribution..............   26,362     18,109         76,960     60,585
  General and administrative..   19,241     15,286         56,967     49,427
  Facilities relocation and
    corporate restructuring...        -        587              -      7,310
                               --------   --------       --------   --------
                                109,978     40,819        327,764    207,769
                               --------   --------       --------   --------

   Operating profit...........    8,573     10,083         24,905     27,708

Interest expense..............  (10,823)    (7,961)       (32,453)   (27,350)

Other income, net.............      270        957            744        578
                               --------   --------       --------   --------
   Income (loss) before income
     taxes and extraordinary
     charge...................   (1,980)     3,079         (6,804)       936

Benefit from (provision for)
  income taxes................      154     (2,567)           798       (852)
                               --------   --------       --------   --------
   Income (loss) before
     extraordinary charge.....   (1,826)       512         (6,006)        84

Extraordinary charge..........        -          -              -     (1,800)
                               --------   --------       --------   --------
   Net income (loss).......... $ (1,826)  $    512       $ (6,006)  $ (1,716)
                               ========   ========       ========   ========



    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine months ended
                                                    ---------------------------
                                                    September 30, September 28,
                                                        1996      1997 (Note 1)
                                                    ------------  -------------
                                                          (In thousands)
                                                            (Unaudited)
Cash flows from operating activities:
  Net loss............................................  $(6,006)    $(1,716)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of properties......   10,519       1,458
     Amortization of costs in excess of net assets
      of acquired companies and other intangibles.....    6,748       5,321
     Amortization of deferred financing costs.........    1,799       1,643
     Write-off of unamortized deferred financing costs        -       2,950
     Provision for facilities relocation and
      corporate restructuring.........................        -       7,310
     Payments on facilities relocation and
      corporate restructuring.........................        -      (5,268)
     Loss on sales of businesses, net.................        -       1,839
     Provision for doubtful accounts..................      702         567
     Other, net.......................................   (1,023)     (1,552)
     Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables...................................  (10,488)      1,811
        Inventories...................................    2,168       2,593
        Prepaid expenses and other current assets.....     (316)      3,331
      Decrease in accounts payable
        and accrued expenses..........................     (591)    (25,277)
                                                        -------     -------
Net cash provided by (used in) operating activities...    3,512      (4,990)
                                                        -------     -------

Cash flows from investing activities:
  Proceeds from sales of properties and businesses....      910       3,188
  Capital expenditures................................  (12,557)     (1,858)
  Business acquisitions...............................   (3,697)          -
                                                        -------     -------
Net cash provided by (used in) investing activities...  (15,344)      1,330
                                                        -------     -------

Cash flows from financing activities:
  Capital contribution................................        -       6,211
  Net borrowings from affiliates......................    7,190       7,285
  Repayments of long-term debt........................   (5,387)     (3,694)
  Proceeds from issuance of long-term debt............    5,777           -
  Payment of deferred financing costs.................     (181)          -
                                                        -------     -------
Net cash provided by financing activities.............    7,399       9,802
                                                        -------     -------

Net increase (decrease) in cash.......................   (4,433)      6,142
Cash at beginning of period...........................    9,744       7,411
                                                        -------     -------
Cash and cash equivalents at end of period............  $ 5,311     $13,553
                                                        =======     =======


    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1997
                                  (Unaudited)


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

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1996 and September 28, 1997 and its results of operations for the three-month and nine-month periods ended September 30, 1996 and September 28, 1997 and its cash flows for the nine-month periods ended September 30, 1996 and September 28, 1997 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K").

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, in 1997 the Company's third quarter commenced on June 30 and ended on September 28 and the nine months ended September 28 commenced on January 1 and are referred to herein as the three-month and nine-month periods ended September 28, 1997, respectively. The fourth quarter of 1997 will consist of 13 weeks ending December 28.

    Certain amounts included in the prior comparable periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2) Significant 1997 Transactions

Sales of Businesses

    On May 5, 1997 certain of the principal subsidiaries comprising the Company's restaurant segment sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned Arby's restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $1,379,000 and the assumption by RTM of an aggregate $54,620,000 in mortgage and equipment notes payable and $14,955,000 in capitalized lease obligations. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales effective May 5, 1997. In the fourth quarter of 1996 the Company recorded a charge to reduce the carrying value of the long-lived assets associated with the restaurants sold (reported as "Assets held for sale" in the accompanying condensed consolidated balance sheet as of December 31, 1996) to their estimated fair values and, in the second quarter of 1997, recorded a $2,342,000 loss on the sale (included in "Other income, net"), which includes a $1,457,000 provision for the fair value of future lease commitments and debt repayments assumed by RTM for which the Company or

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              September 28, 1997
                                  (Unaudited)


Triarc remains contingently liable if the payments are not made by RTM. The results of operations of the sold restaurants have been included in the accompanying condensed consolidated statements of operations until the May 5, 1997 date of sale. Following the sale of all of its company-owned Arby's restaurants, the Company continues as the franchisor of the Arby's system.

    On July 18, 1997, the Company completed the sale (the "C&C Sale" and, together with the RTM Sale, the "Sales") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ("Kelco"), for the proceeds of $750,000 in cash and an $8,650,000 note (the "Kelco Note") with a discounted value of $6,003,000 consisting of
$3,623,000  relating  to the  C&C  Sale  and  $2,380,000  relating  to  future revenues. The $2,380,000 of deferred revenues consists of (i) $2,096,000 relating to minimum take-or-pay commitments for sales of concentrate for C&C products to Kelco and (ii) $284,000 relating to future technical services to be performed for Kelco by the Company, both under a contract with Kelco. The excess of the proceeds of $4,373,000 over the carrying value of the C&C trademark of $1,575,000 and the related equipment of $2,000 resulted in a pre-tax gain of $2,796,000 which is being recognized commencing in the third quarter of 1997 pro rata between the gain on sale and the carrying value of the assets sold based on the cash proceeds and collections under the Kelco Note since realization of the Kelco Note is not yet fully assured. Accordingly, a gain of $503,000 was recognized in "Other income, net" in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 28, 1997.

    The following unaudited pro forma condensed consolidated statements of operations of the Company for the year ended December 31, 1996 and the nine months ended September 28, 1997 have been prepared by adjusting such statements of operations as derived and condensed, as applicable, from (i) the consolidated statement of operations in the Form 10-K and (ii) the condensed consolidated statement of operations appearing herein, respectively, to give effect to the Sales as if the Sales had been consummated as of January 1, 1996. Such pro forma information does not purport to be indicative of the Company's actual results of operations had the Sales actually been consummated on January 1, 1996 or of the Company's future results of operations and are as follows (in thousands):

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              September 28, 1997
                                  (Unaudited)


                     For the Year Ended December 31, 1996

                                                   As      Pro Forma
                                                Reported  Adjustments Pro Forma
                                                --------  ----------- ---------
Revenues:
  Net sales.................................... $409,100 $(228,031)(a) $169,906
                                                               444 (g)
                                                           (11,607)(h)
  Royalties, franchise fees and other revenues..  57,252     9,121 (b)   66,433
                                                                60 (g)
                                                --------  --------     --------
                                                 466,352  (230,013)     236,339
                                                --------  --------     --------
Costs and expenses:
  Cost of sales................................  252,811  (187,535)(a)   55,156
                                                               178 (g)
                                                           (10,298)(h)
  Advertising, selling and distribution........  102,535   (24,764)(a)   76,069
                                                            (1,702)(h)
  General and administrative...................   77,339    (9,913)(a)   66,992
                                                              (434)(h)
  Reduction in carrying value of long-lived
   assets impaired or to be disposed of........   58,900   (58,900)(a)        -
  Facilities relocation and corporate
   restructuring...............................    6,350    (2,400)(a)    3,950
                                                --------  --------     --------
                                                 497,935  (295,768)     202,167
                                                --------  --------     --------
   Operating profit (loss).....................  (31,583)   65,755       34,172
Interest expense...............................  (42,883)    8,421 (c)  (32,171)
                                                             2,564 (d)
                                                              (273)(g)
Other income, net..............................      562        16 (h)    1,261
                                                               683 (j)
                                                --------  --------     --------
   Income (loss) before income taxes...........  (73,904)   77,166        3,262
Benefit from (provision for) income taxes......   23,346   (29,403)(f)   (6,635)
                                                              (578)(k)
                                                --------  --------     --------
   Net loss.................................... $(50,558) $ 47,185     $ (3,373)
                                                ========  ========     ========

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              September 28, 1997
                                  (Unaudited)


                   For the Nine Months Ended September 28, 1997

                                                   As      Pro Forma
                                                Reported  Adjustments Pro Forma
                                                --------  ----------- ---------
Revenues:
  Net sales.................................... $187,894  $(74,195)(a) $106,823
                                                               243 (g)
                                                            (7,119)(h)
  Royalties, franchise fees and other revenues..  47,583     2,968 (b)   50,584
                                                                33 (g)
                                                --------  --------     --------
                                                 235,477   (78,070)     157,407
                                                --------  --------     --------
Costs and expenses:
  Cost of sales................................   90,447   (59,127)(a)   25,004
                                                                96 (g)
                                                            (6,412)(h)
  Advertising, selling and distribution........   60,585    (8,145)(a)   52,039
                                                              (401)(h)
  General and administrative...................   49,427    (3,319)(a)   45,815
                                                              (293)(h)
  Facilities relocation and corporate
   restructuring...............................    7,310    (5,597)(a)    1,713
                                                --------  --------     --------
                                                 207,769   (83,198)     124,571
                                                --------  --------     --------
   Operating profit............................   27,708     5,128       32,836
Interest expense...............................  (27,350)    2,756 (c)  (23,636)
                                                             1,110 (d)
                                                              (152)(g)
Other income, net..............................      578     1,798 (e)    2,323
                                                                69 (h)
                                                              (503)(i)
                                                               381 (j)
                                                --------  --------     --------
   Income before income taxes and
     extraordinary charge......................      936    10,587       11,523
Provision for income taxes.....................     (852)   (4,133)(f)   (4,971)
                                                                14 (k)
                                                --------  --------     --------
   Income before extraordinary charge.......... $     84  $  6,468     $  6,552
                                                ========  ========     ========
-----------------
RTM Sale Pro Forma Adjustments:

(a)To reflect the elimination of the sales, cost of sales, advertising, selling and distribution expenses and allocated general and administrative expenses, the reduction in carrying value of long-lived assets impaired or to be disposed of for the year ended December 31, 1996 related to the sold restaurants and the portion of the facilities relocation and corporate restructuring charge associated with restructuring the restaurant segment in connection with the RTM Sale. The allocated general and administrative expenses reflect the portion of the Company's total general and administrative expenses allocable to the operating results associated with the restaurants sold as determined by management of the Company. Such allocated amounts consist of (i) salaries, bonuses, travel and entertainment expenses, supplies, training and other expenses related to area managers who had responsibility for the day-to-day operation of the sold restaurants and (ii) the portion of general corporate overhead (e.g. accounting, human resources, marketing, etc.) estimated to be avoided as

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              September 28, 1997
                                  (Unaudited)


   a result of the Company no longer operating restaurants. Since the Company no longer owns any Arby's restaurants but continues to operate as the Arby's franchisor, it undertook a reorganization of its restaurant segment eliminating 65 positions in its corporate and field administrative offices and significantly reducing leased office space. The effect of the elimina-
   tion of income and expenses  of  the  sold   restaurants  is  significantly
   greater in the year ended December 31, 1996 as compared with the nine months ended September 28, 1997 principally due to two 1996 eliminations which did not recur in the 1997 period for (i) the $58,900,000 reduction in carrying value of long-lived assets associated with the restaurants sold and (ii) depreciation and amortization on the long-lived restaurant assets sold, which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized while they were held for sale.

(b)To reflect royalties on the sales of the sold restaurants through the May 5, 1997 RTM Sale date at the rate of 4%.

(c)To reflect a reduction to interest expense relating to the debt assumed by RTM.

(d)To reflect a reduction to interest expense representing the interest expense recorded during each of the periods presented through the May 5, 1997 RTM Sale date (i) on the demand note payable to Triarc by the Company of which the entire then outstanding balance of $23,150,000 was forgiven by Triarc on May 5, 1997 in partial consideration for the issuance of stock of ARHC and AROC to Triarc and (ii) on $6,500,000 of a note payable to Triarc due February 1998 repaid on May 5, 1997, both in connection with the RTM Sale.

(e)To reflect the elimination of the $2,342,000 loss on sale of restaurants and a $544,000 (only the portion related to the restaurant headquarters) gain on termination of a portion of the Fort Lauderdale, Florida headquarters lease for space no longer required by the restaurant segment as a result of the RTM Sale recorded in the nine months ended September 28, 1997.

(f)To reflect the income tax effects of the above at the incremental income tax rate of 38.9%.

C&C Sale Pro Forma Adjustments:

(g)To reflect through the date of the C&C Sale (i) realization of deferred revenues based on the portion of the minimum take-or-pay commitment for sales of concentrate for C&C products to Kelco to be fulfilled and fees related to the technical services to be performed, both under the contract with Kelco, (ii) imputation of interest expense on the deferred revenues and (iii) recognition of the estimated cost of the concentrate to be sold.

(h)To reflect the elimination of sales, cost of sales, advertising, selling and distribution expenses, general and administrative expenses and other expense related to the C&C beverage line.

(i)To reflect the elimination of the $503,000 gain on the C&C Sale recorded in the nine months ended September 28, 1997.

(j)To reflect accretion of the discount on the Kelco Note.

(k)To reflect the income tax effects of the above at the incremental income tax rate of 36.6%.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              September 28, 1997
                                  (Unaudited)



Spinoff

    In October 1996 Triarc had announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). In May 1997 Triarc announced that it would not proceed with the Spinoff Transactions as a result of its acquisition of Snapple Beverage Corp. and other complex issues.

(3) Inventories

    The  following  is  a  summary  of  the  components  of  inventories   (in
thousands):

                                                   December 31,  September 28,
                                                       1996          1997
                                                   ------------  -------------

    Raw materials.................................. $   8,184     $   3,930
    Work in process................................       467           505
    Finished goods.................................     3,459         2,554
                                                    ---------     ---------
                                                    $  12,110     $   6,989
                                                    =========     =========

(4) Properties

    The following is a summary of the components of properties, net (in thousands):

                                                   December 31,  September 28,
                                                       1996          1997
                                                   ------------  -------------

    Properties, at cost............................ $  29,082     $  21,248
    Less accumulated depreciation and amortization.    17,139        11,679
                                                    ---------     ---------
                                                    $  11,943     $   9,569
                                                    =========     =========

(5) Facilities Relocation and Corporate Restructuring

    The facilities relocation and corporate restructuring charge in the nine-month period ended September 28, 1997 principally consists of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent (but comprising the entire charge in the three-month period ended September 28, 1997), costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which have been centralized in the White Plains, New York headquarters of Mistic Brands, Inc., a wholly-owned subsidiary of Triarc.

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

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              September 28, 1997
                                  (Unaudited)


payable to Triarc and one of its subsidiaries, Chesapeake Insurance Company Limited ("Chesapeake Insurance"), and a note receivable from Triarc are as follows (in thousands):

                          Interest                December 31,  September 28,
       Affiliated Entity    Rate      Maturity        1996          1997
       -----------------    ----      --------    ------------  -------------

    Notes payable to:
      Chesapeake Insurance  9 1/2%    June 1998     $  1,750     $ 1,250
      Triarc               11 7/8%  February 1998      6,700         200
      Triarc               11 7/8%     Demand         12,015       3,500
                                                    --------     -------
       Total notes payable to affiliates              20,465       4,950
      Less amounts payable within one year            13,765       4,950
                                                    --------     -------
                                                    $  6,700     $     -
                                                    ========     =======

    Note receivable from
      Triarc               11 7/8%      Demand      $  1,650     $ 2,000
                                                    ========     =======


    Interest expense on notes payable to Triarc and its subsidiaries amounted to $2,150,000 and $1,291,000 for the nine months ended September 30, 1996 and September 28, 1997, respectively. Interest income on the note receivable from Triarc amounted to $212,000 and $171,000 for the nine months ended September 30, 1996 and September 28, 1997, respectively, and is included in "Other
income,  net"  in  the  accompanying  condensed  consolidated   statements  of
operations.

    In connection with the RTM Sale, ARHC and AROC issued 950 common shares (approximately 49% of the common stock after such issuances) each to Triarc in exchange for cash of $6,211,000 and forgiveness of the then outstanding amount of $23,150,000 plus related accrued interest of $2,638,000 under the demand note payable to Triarc as of May 5, 1997. Triarc's 49% interest in the equity of ARHC and AROC is reported as "Minority interest" in the accompanying condensed consolidated balance sheet as of September 28, 1997. The excess of $29,440,000 of the consideration for the stock issued to Triarc of $31,999,000 over such minority interest of $2,559,000 as of May 5, 1997 was accounted for as a capital contribution and is reflected in "Additional paid-in capital". The 49% minority interest in the losses of ARHC and AROC for the nine months ended September 28, 1997 amounted to $7,000 and is included in "Other income, net" in the accompanying condensed consolidated statements of operations. Also in connection with the RTM Sale, the Company repaid $6,500,000 of the $6,700,000 note due February 1998 to Triarc.

(7) Extraordinary Charge

    The Company recognized an extraordinary charge of $1,800,000 in the second quarter of 1997 consisting of the write-off of previously unamortized deferred financing costs of $2,950,000 net of income tax benefit of $1,150,000 in connection with the assumption by RTM of $54,620,000 of the mortgage and equipment notes payable associated with the sold restaurants.

(8) Income Taxes

    The Federal income tax returns of Triarc and its subsidiaries, including the Company, have been examined by the Internal Revenue Service ("IRS") for the tax years 1989 through 1992 and the IRS had issued notices of proposed

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              September 28, 1997
                                  (Unaudited)


adjustments prior to 1997 relating to the Company increasing taxable income by approximately $13,000,000. Triarc, on behalf of the Company, has resolved approximately $10,000,000 of such proposed adjustments and in connection therewith, the Company paid $4,576,000, including interest, in November 1997, which amount had been fully reserved in prior years. The Company intends to contest the unresolved adjustments of approximately $3,000,000 at the appellate division of the IRS. The Company believes that adequate aggregate provisions have been made in 1997 and prior years for any tax liabilities, including interest, that may result from such examination and other tax matters.

(9) Contingencies

    On February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2,850,000 and that Arby's had breached a master development agreement with AR. Arby's commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. In September 1997, the arbitrator ruled that (i) the November 9, 1994 letter of intent was not a binding contract and (ii) the master development agreement was properly terminated. AR has the right to challenge the arbitrator's decision. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's is vigorously contesting AR's various claims and believes it has meritorious defenses to such claims.

    On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC"), commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas alleging that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks injunctive relief and actual damages in excess of $70,000,000 and punitive damages of not less than $200,000,000 against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") seeking unspecified monetary damages from Arby's, alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a stock purchase agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. The parties have agreed to suspend further proceedings pending non-binding mediation. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

    The Company continues to have an environmental contingency for possible contamination from hydrocarbons in ground water at two abandoned bottling facilities, both of the same nature and general magnitude as described in Note 18 to the consolidated financial statements contained in the Form 10-K.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              September 28, 1997
                                  (Unaudited)



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

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") of RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's two business segments, restaurants and beverages, are described therein. However, following the sale of all of the 355 company-owned Arby's restaurants on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system (see below under "Liquidity and Capital Resources"), the effects of the trends on the restaurant segment are limited to their impact on franchise fees and royalties. RCAC is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). RCAC's principal wholly-owned subsidiaries are Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown"). Additionally, RCAC has three wholly-owned subsidiaries which owned and/or operated Arby's restaurants through May 4, 1997: Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC"). Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "PART II - OTHER INFORMATION".

      Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, in 1997 the Company's third quarter commenced on June 30 and ended on September 28 and the nine months ended September 28 commenced on January 1 and are referred to herein as the three months ended September 28, 1997 or the 1997 third quarter and the nine months ended September 28, 1997, respectively.

RESULTS OF OPERATIONS

Nine months Ended September 28, 1997 Compared with Nine months Ended
  September 30, 1996

      Revenues decreased $117.2 million (33.2%) to $235.5 million in the nine months ended September 28, 1997. Restaurant revenues decreased $91.4 million (42.9%) to $121.8 million principally reflecting the nonrecurring sales for the period from May 5, 1996 through September 30, 1996 resulting from the RTM Sale on May 5, 1997. Aside from the effect of the RTM Sale, restaurant revenues increased $3.2 million (2.7%) due to a $5.7 million (13.6%) increase in royalties and franchise fees partially offset by a $2.5 million (3.2%) decrease in net sales of company-owned Arby's restaurants. The increase in royalties and franchise fees is due to (i) incremental royalties for the period from May 5, 1997 through September 28, 1997 from the 355 restaurants sold to RTM, (ii) an average net increase of 75 (2.9%) franchised restaurants other than from the RTM Sale and (iii) a 1.5% increase in same-store sales of franchised restaurants. The decrease in net sales of company-owned restaurants is primarily attributed to a decrease in the number of company-owned Arby's restaurants prior to the RTM Sale. Beverage revenues decreased $25.8 million (18.5%) to $113.7 million due to decreases in sales of finished goods ($15.5 million) and concentrate ($10.3 million). The decrease in sales of finished goods reflects (a) the absence in the 1997 period of 1996 sales to MetBev, Inc. ("MetBev"), a former distributor of the Company's beverage products in the New York City metropolitan area, and a volume decrease in sales of Royal Crown branded finished products in areas other than those serviced by MetBev (where the Company now sells concentrate rather than finished goods), (b) a volume decrease in sales of the C&C beverage line of mixers, colas and flavors (where the Company now sells concentrate to the purchaser of the C&C beverage line rather than finished goods), the rights to which (including the C&C trademark) were sold in July 1997 (the "C&C Sale") as described below and (c) a volume reduction in the sales of finished Royal Crown Premium Draft Cola

("Draft Cola") which the Company no longer sells. Sales of concentrate decreased, despite the shift in sales to concentrate from finished goods noted above principally reflecting a decrease in branded sales due to volume declines, which were adversely affected by soft bottler case sales, partially offset by a higher average concentrate selling price.

      Gross profit (total revenues less cost of sales) decreased $13.8 million to $145.0 million in the nine months ended September 28, 1997 while gross margins (gross profit divided by total revenues) increased to 62% compared with 45% for the same period of the prior year. Beverage gross profit declined $7.3 million to $82.5 million principally due to the decline in sales volume discussed above, whereas beverage gross margins increased to 73% from 64% principally due to (i) the recognition in the 1997 period of a guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer, recorded as a reduction to cost of sales, for which no similar amount was recognized in the 1996 comparable period and (ii) the shift in product mix to higher-margin concentrate sales compared with finished product sales reflecting the shift from sales of finished goods discussed above. Restaurant gross profit declined $6.5 million to $62.5 million due to a $12.2 million decrease in store gross profit partially offset by the $5.7 million increase in royalties and franchise fees (with no associated cost of sales) described above. The decrease in store gross profit is principally due to the non-recurring 1996 gross profit associated with the company-owned Arby's restaurants sold to RTM partially offset by the absence in the 1997 period of depreciation and amortization on all long-lived restaurant assets which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized through their May 5, 1997 date of sale. Aside from the effect of the RTM Sale, restaurant gross margins increased to 51.4% from 45.4% primarily due to (i) the higher percentage of royalties and franchise fees to total revenues in the 1997 period due to the RTM Sale discussed above and (ii) the absence in the 1997 period of depreciation and amortization on all long-lived restaurant assets as discussed above.

      Advertising, selling and distribution expenses decreased $16.4 million to $60.6 million in the nine months ended September 28, 1997. Restaurant advertising expenses declined $9.9 million principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale. Beverage advertising expenses declined $6.5 million principally due to
(i) lower bottler promotional reimbursements resulting from the decline in sales volume, (ii) the elimination of advertising expenses for Draft Cola and
(iii) planned reductions in connection with the aforementioned decreases in sales of other Royal Crown and C&C branded finished products.

      General and administrative expenses decreased $7.5 million to $49.4 million in the nine months ended September 28, 1997 principally due to reduced spending levels related to administrative support, principally payroll, no longer required for the sold restaurants as a result of the RTM Sale and, to a lesser extent, reduced travel activity in the restaurant segment prior to the RTM Sale and lower compensation expense related to grants of below market Triarc stock options to employees who had terminated employment by the end of the 1997 second quarter.

      The facilities relocation and corporate restructuring charge of $7.3 million in the nine months ended September 28, 1997 principally consists of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which has been centralized in the White Plains, New York headquarters of Mistic Brands, Inc., a wholly-owned subsidiary of Triarc.

      Interest expense decreased $5.1 million to $27.4 million in the nine months ended September 28, 1997 primarily due to the assumption by RTM of an aggregate $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the RTM Sale on May 5,1997 and, to a lesser extent, (i) the absence in the 1997 period of losses incurred in the 1996 period on an interest rate swap agreement which terminated in September 1996 and (ii) lower average borrowings in the 1997 period under a demand note payable to Triarc (the "Demand Note") due to the forgiveness on May 5, 1997 of all $23.2 million then outstanding as a capital contribution to the Company and the cessation of interest expense on $6.5 million of an outstanding balance repaid effective May 5, 1997 under another note payable to Triarc, both in connection with the RTM Sale.

      Other income, net decreased $0.2 million to $0.6 million in the nine months ended September 28, 1997 principally due to a $2.3 million loss from the RTM Sale partially offset by (i) a $0.9 million gain on lease termination for a portion of the space no longer required in the Fort Lauderdale facility due to staff reductions as a result of the RTM Sale and the relocation of the Royal Crown headquarters, (ii) a $0.5 million gain recognized from the C&C Sale and (iii) $0.5 million of increased gains on other sales of properties.

      The benefit from and (provision for) income taxes represent annual effective tax rates of 91% and 12% based on the estimated annual tax rates as of September 28, 1997 and September 30, 1996, respectively. Such rate is higher in the 1997 period due principally to the differing impact on the respective effective rates of the amortization of nondeductible costs in excess of net assets of acquired companies ("Goodwill") in a period with pre-tax income compared with a period with a pre-tax loss.

      The extraordinary charge of $1.8 million incurred during the second quarter of 1997 consists of the write-off of previously unamortized deferred financing costs of $3.0 million net of income tax benefit of $1.2 million in connection with the assumption by RTM of $54.6 million of the mortgage and equipment notes payable associated with the sold restaurants.

Three Months Ended September 28, 1997 Compared with Three Months Ended
  September 30, 1996

      Revenues decreased $67.6 million (57.1%) to $50.9 million in the three months ended September 28, 1997. Restaurant revenues decreased $55.5 million (75.6%) to $17.9 million principally reflecting the nonrecurring sales for the period from July 1, 1996 through September 30, 1996 resulting from the RTM Sale on May 5, 1997. After the sale of all company-owned Arby's restaurants in the RTM Sale, restaurant revenues consist entirely of royalties and franchise fees which increased $3.0 million (20.4%) due to (i) incremental royalties from the restaurants sold to RTM, (ii) an average net increase of 59 (2.3%) franchised restaurants other than from the RTM Sale and (iii) a 0.7% increase in same-store sales of franchised restaurants. Beverage revenues decreased $12.1 million (26.8%) to $33.0 million due to due to decreases in sales of finished goods ($6.7 million) and concentrate ($5.4 million). The decrease in sales of finished goods principally reflects (i) the absence in the 1997 third quarter of 1996 sales to MetBev, (ii) a volume decrease in sales of C&C beverages principally due to the C&C Sale in July 1997 and (iii) a volume decrease in sales of Royal Crown branded finished products in areas other than those serviced by MetBev. The decrease in concentrate sales reflects a volume decline in branded sales which were adversely affected by soft bottler case sales and a volume decrease in private label sales.

      Gross profit decreased $10.1 million to $44.1 million in the three months ended September 28, 1997 while gross margins increased to 87% compared with 46% for the same quarter of the prior year. Restaurant gross profit declined $6.5 million to $18.0 million due to a $9.5 million decrease in gross profit from company-owned Arby's restaurants principally due to the nonrecurring third quarter 1996 gross profit associated with the company-owned Arby's restaurants sold to RTM partially offset by the $3.0 million increase in royalties and franchise fees (with no associated cost of sales) described above. After the sale of all company-owned Arby's restaurants in the RTM Sale, margins are 100.0% due to the fact that royalties and franchise fees now constitute all revenues in that segment. Beverage gross profit declined $3.6 million to $26.1 million principally due to the decline in sales volume discussed above, whereas beverage gross margins increased to 79% from 66% principally due to (i) the recognition in the 1997 period of a guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer, recorded as a reduction to cost of sales, for which no similar amount was recognized in the 1996 comparable quarter and (ii) the shift in product mix to higher-margin concentrate sales from finished product sales reflecting the shift from sales of finished goods as described in the nine-month discussion.

      Advertising, selling and distribution expenses decreased $8.3 million to $18.1 million in the three months ended September 28, 1997. Restaurant advertising expenses declined $6.8 million principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale. Beverage advertising expenses declined $1.5 million principally due to
(i) lower bottler promotional reimbursements resulting from the decline in sales volume, (ii) planned reductions in connection with the aforementioned decreases in sales of other Royal Crown and C&C branded finished products and
(iii) the elimination of advertising expenses for Draft Cola.

      General and administrative expenses decreased $4.0 million to $15.3 million in the three months ended September 28, 1997 due to reduced spending levels related to administrative support, principally payroll, no longer required for the sold restaurants.

      The facilities relocation and corporate restructuring charge of $0.6 million in the three months ended September 28, 1997 consists of additional costs associated with the relocation of the Fort Lauderdale headquarters of Royal Crown.

      Interest expense decreased $2.9 million to $8.0 million in the three months ended September 28, 1997 primarily due to the assumption by RTM of an aggregate $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the RTM Sale on May 5, 1997 and, to a lesser extent, (i) the absence in the 1997 third quarter of losses incurred in the 1996 quarter on an interest rate swap agreement which terminated in September 1996 and (ii) lower average borrowings in the 1997 quarter under the Demand Note and the nonrecurring 1996 interest expense on the $6.5 million repaid effective May 5, 1997 under another note payable to Triarc, both in connection with the RTM Sale and as described in more detail in the nine-month discussion above.

      Other income, net increased $0.7 million to $1.0 million in the three months ended September 28, 1997 due principally to the $0.5 million gain recognized from the C&C Sale.

      The benefit from and (provision for) income taxes for the three-month periods ended September 28, 1997 and September 30, 1996 represent effective tax rates of 83% and 8%, respectively. Such rate is higher in the 1997 quarter due principally to the differing impact on the respective effective rates of Goodwill amortization in a period with pre-tax income compared with a period with a pre-tax loss.

LIQUIDITY AND CAPITAL RESOURCES

      Consolidated cash and cash equivalents (collectively "cash") increased $6.1 million during the nine months ended September 28, 1997 to $13.6 million. Such increase reflects (i) cash provided by financing activities of $9.8 million (a capital contribution of $6.2 million and net borrowings of $7.3 million from Triarc, net of repayments of long-term debt of $3.7 million) and
(ii) cash provided by investing activities of $1.3 million (proceeds from sales of properties and the C&C Sale of $3.2 million less capital expenditures of $1.9 million), partially offset by cash used in operating activities of $5.0 million. The net cash used in operating activities principally reflects
(i) a net loss of $1.7 million and (ii) cash used for operating assets and liabilities of $17.6 million, both partially offset by net non-cash charges of $14.3 million including (a) depreciation and amortization of $11.4 million (including a $3.0 million write-off of unamortized deferred financing costs),
(b) provision for facilities relocation and corporate restructuring, net of payments, of $2.0 million and (c) other items, net of $0.9 million. The cash used for operating assets and liabilities of $17.6 million reflects a decrease in accounts payable and accrued expenses of $25.3 million, primarily due to the paydown of payables and accruals subsequent to the RTM Sale and C&C Sale which related to those sold operations and the August 1, 1997 semi-annual interest payment on the Company's $275.0 million principal amount of 9 3/4% senior notes due 2000 (the "Senior Notes"), partially offset by decreases in receivables, inventories and prepaid expenses and other current assets aggregating $7.7 million. In conjunction with the change in the restaurant operations to exclusively franchising (see below) and the resulting anticipated improvement in operating results, the Company expects cash flows from operations during the remainder of 1997 to be positive.

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

      As a result of the RTM Sale, the Company's remaining restaurant operations are exclusively franchising. The restaurant segment, without the operation of the company-owned restaurants, has begun to experience and will continue to benefit from improved cash flow as a result of (i) substantially reduced capital expenditures, (ii) higher royalty fees as a result of the aforementioned royalties relating to the restaurants sold to RTM and (iii) the reduction of operating costs, a process begun in the second quarter and whose full period effect should be effectuated in the fourth quarter.

      On July 18, 1997, the Company completed the sale of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ("Kelco"), for consideration of $0.8 million in cash and an $8.6 million note (the "Kelco Note") with a discounted value of $6.0 million consisting of $3.6 million relating to the C&C Sale and $2.4 million relating to future revenues for services to be performed over seven years. The
Note is due in monthly installments with varying amounts of approximately $0.1 million through August 2004.

      During the nine months ended September 28, 1997, the Company reduced its borrowings from Triarc and its subsidiaries to $5.0 million (of which $0.3 million is payable during the remainder of 1997) from $20.5 million as of December 31, 1996 while a demand note receivable increased $0.4 million to $2.0 million. In connection with the RTM Sale, the then outstanding balance of $23.2 million ($12.0 million as of December 31, 1996) under a demand note payable (the "Demand Note") was forgiven as a capital contribution to the Company and $6.5 million of a note due in February 1998 with an outstanding balance of $6.7 million as of December 31, 1996 was repaid to Triarc. In addition, Triarc made a $6.2 million capital contribution in cash. During the 1997 third quarter, the Company reborrowed $3.5 million under the Demand Note.

      Consolidated capital expenditures amounted to $1.9 million in the nine months ended September 28, 1997, which reflects reduced spending levels from the comparable period of 1996, principally in the restaurant segment, first in anticipation of and then as a result of the consummation of the RTM Sale. The Company expects that capital expenditures during the remainder of 1997 will be approximately $0.2 million, which is significantly less than the comparable period of 1996 as a result of the cessation of restaurant-related spending. As of September 28, 1997, there were no significant outstanding commitments for such capital expenditures. In accordance with the indenture pursuant to which the Company's Senior Notes were issued (the "Senior Note Indenture"), the Company is required to reinvest within 180 days the proceeds of certain asset sales in core business assets. In accordance therewith, the Company completed the reinvestment of the applicable proceeds from the RTM Sale and certain other asset disposals by reinvesting $2.1 million in core business assets other than properties and equipment during October 1997. Also in accordance with the Senior Note Indenture, the Company is required to reinvest up to an additional $4.4 million through January 1998 in connection with the C&C Sale through capital expenditures (including up to $0.2 million of those planned above) and/or business or other asset acquisitions. Although the Company made no business acquisitions during the first nine months of 1997, the Company considers selective business acquisitions, as appropriate, to grow strategically and explore other alternatives to the extent it has available resources to do so. The Company anticipates that it will meet its capital expenditure and business acquisition requirements, including such reinvestment requirement, through existing cash and/or cash flows from operations.

      The Company is a party to a tax-sharing agreement with Triarc whereby the Company is required to pay amounts relating to taxes based on the taxable income of the Company and its eligible subsidiaries on a stand alone basis. The Company had overpaid its 1993 tax obligation due to losses during the fourth quarter of 1993, and has experienced additional losses in 1994 through the third quarter of 1997. As a result, no subsequent payment has been required through September 28, 1997 and, considering the substantial loss for income tax purposes on the RTM Sale, the Company does not expect to be required to make any such payments during the remainder of 1997.

      The Federal income tax returns of Triarc and its subsidiaries, including the Company, have been examined by the Internal Revenue Service ("IRS") for the tax years 1989 through 1992 and the IRS had issued notices of proposed adjustments prior to 1997 relating to the Company increasing taxable income by approximately $13.0 million. Triarc, on behalf of the Company, has resolved approximately $10.0 million of such proposed adjustments and in connection therewith, the Company paid $4.6 million, including interest, in November
1997. The Company intends to contest the unresolved adjustments of approximately $3.0 million at the appellate division of the IRS and, accordingly, the amount of any payments required as a result thereof cannot presently be determined.

      In October 1996 Triarc had announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). In May 1997 Triarc announced that it would not proceed with the Spinoff Transactions as a result of its acquisition of Snapple Beverage Corp. and other complex issues.

      As of September 28, 1997, the Company had cash of $13.6 million available to meet its cash requirements. The Company's cash requirements for the remainder of 1997, exclusive of operating cash flows (which include the tax payment of $4.6 million described above), consist principally of (i) the core asset reinvestment of $2.1 million required under the Senior Note Indenture made during October 1997 and any portion of the $4.4 million required through January 1998 made in 1997, (ii) debt principal repayments of $0.8 million, including affiliated notes and (iii) business acquisitions, if any. The Company has met or anticipates meeting such requirements through existing cash and/or cash flows from operations. The ability of the Company to meet its long-term cash requirements is dependent upon its ability to obtain and sustain sufficient cash flows from operations which should be improved as a result of the RTM Sale as discussed above.

Legal and Environmental Matters

      On February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.85 million and that Arby's had breached a master development agreement with AR. Arby's commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. In September 1997, the arbitrator ruled that (i) the November 9, 1994 letter of intent was not a binding contract and (ii) the master development agreement was properly terminated. AR has the right to challenge the arbitrator's decision. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's is vigorously contesting AR's various claims and believes it has meritorious defenses to such claims.

      On June 3, 1997, ZuZu, Inc.("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC"), commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas alleging that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks injunctive relief and actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") seeking unspecified monetary damages from Arby's, alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a stock purchase agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. The parties have agreed to suspend further proceedings pending non-binding mediation. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

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

Recently Issued Accounting Pronouncements

      In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 requires disclosure in the Company's consolidated financial statements (including quarterly condensed consolidated financial statements) of financial and descriptive information by operating segment as used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 is effective for the Company's fiscal year beginning December 29, 1997 (exclusive of the quarterly segment data under SFAS 131 which is effective the following fiscal year) and requires comparative information for earlier periods presented. The application of the provisions of SFAS 131 may result in changes to segment disclosures but will not have any effect on the Company's reported financial position and results of operations.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

    The  statements  in this  Quarterly  Report  on Form  10-Q  that  are  not historical facts, including, most importantly, those statements preceded by, followed by, or that include the words "may," "believes," "expects,"
"anticipates," or the negation thereof, or similar expressions, constitute "forward-looking statements" that involve risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any outcomes expressed or implied by such forward-looking statements. For those statements, RC/Arby's Corporation ("RCAC") claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Art of 1995. Such factors include, but are not limited to, the following: success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; changing trends in consumer tastes; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; the costs and other effects of legal and administrative proceedings; pricing pressures resulting from competitive discounting; general economic, business and political conditions in the countries and territories where RCAC operates; the impact of such conditions on consumer spending; and other risks and uncertainties detailed in RCAC's other current and periodic filings with the Securities and Exchange Commission. RCAC will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Legal Proceedings

    As reported in RCAC's Annual Report on Form 10-K for the year ended December 31, 1996, on February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's, Inc. ("Arby's") for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.85 million and that Arby's had breached a master development agreement with AR. Arby's commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. In September 1997, the arbitrator ruled that (i) the November 9, 1994 letter of intent was not a binding contract and (ii) the master development agreement was properly terminated. AR has the right to challenge the arbitrator's decision. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's is vigorously contesting AR's various claims and believes it has meritorious defenses to such claims.

    As reported in RCAC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997, on June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC"), commenced an action against Arby's and Triarc in the District Court of Dallas County, Texas alleging that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks injunctive relief and actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. ZFC also made a demand for arbitration with the Dallas, Texas office of the American Arbitration Association ("AAA") seeking unspecified monetary damages from Arby's, alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a stock purchase agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. The parties have agreed to suspend further proceedings pending non-binding mediation. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

        4.1 Indenture  dated as of August  1, 1993  among  RCAC,  Royal  Crown
            Company, Inc., Arby's and The Bank of New York, as Trustee, relating to RCAC's 9-3/4% Senior Secured Notes Due 2000, incorporated herein by reference to Exhibit 4.2 to the Triarc Companies, Inc.("Triarc") Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

        4.2 Master Agreement dated as of May 5, 1997, among Franchise  Finance
            Corporation  of  America,  FFCA  Acquisition   Corporation,   FFCA
            Mortgage  Corporation,   Triarc,  Arby's  Restaurant   Development
            Corporation ("ARDC"),  Arby's Restaurant Holding Company ("ARHC"),
            Arby's  Restaurant   Operations  Company  ("AROC"),   Arby's,  RTM
            Operating  Company  ("RTMOC"),   RTM  Development   Company,   RTM
            Partners, Inc.("Holdco"), RTM Holding Company, Inc.("RTM Parent"), RTM Management Company, LLC ("RTMM") and RTM, Inc.("RTM"), incorp-orated herein by reference to Exhibit 4.16 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

       10.1 Option  granted  by  Holdco  in  favor of  ARHC,  together  with a schedule identifying other documents omitted and the material details in which such documents differ, incorporated herein by reference to Exhibit 10.30 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

       10.2 Guaranty dated as of May 5, 1997 by RTM, RTM Parent, Holdco, RTMM and RTMOC in favor of Arby's, ARDC, ARHC, AROC and Triarc, incorporated herein by reference to Exhibit 10.31 to Triarc's
            Registration Statement on Form S-4 dated October 22, 1997 (SEC File No. 1-2207).

       27.1 Financial Data Schedule for the nine months ended September 28, 1997, submitted to the Securities and Exchange Commission in electronic format. *

       ----------------
       *    Filed herewith

   (b) Reports on Form 8-K:

       During the three months ended September 28, 1997 the registrant filed a report on Form 8-K dated July 18, 1997 with respect to the sale by certain subsidiaries of the Registrant of their rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark, to Kelco Sales & Marketing, Inc.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         RC/ARBY'S CORPORATION
                                              (Registrant)




Date:  November 12, 1997                 By: /s/ JOHN L. BARNES, JR.
                                             -----------------------
                                             John L. Barnes, Jr.
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (On behalf of the Company)



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