Form 10-K
period 1997-12-28
RC ARBYS CORP
filed 1998-04-10
CIK 904892

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997

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

   Registrant's telephone number, including area code (954) 351-5100
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:
                                            Name of each exchange
            Title of each class              on which registered
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

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      All of the voting stock of the registrant is held by the registrant's parent, CFC Holdings Corp. There were 1,000 shares of the registrant's common stock ($1.00 par value) outstanding as of March 31, 1998.

      The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

                                    PART I

       SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

   Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts, including most importantly, those statements preceded by, followed by, or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, all statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth and shares of sales or statements expressing general optimism about future operating results, are forward-looking  statements  within  the  meaning  of  the  Reform  Act.  Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of RC/Arby's Corporation ("RCAC") and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition including product and pricing pressures; success of operating initiatives; development and operating costs; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in customer tastes; the success of multi-branding; availability, location and terms of sites for restaurant development; the ability of franchisees to open new restaurants in accordance with their development commitments; the satisfaction by material customers of the terms of their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; general economic, business and political conditions in countries and territories where RCAC and its subsidiaries operate, including the ability to form successful strategic business alliances with local participants; the impact of such conditions on consumer spending; and other risks and uncertainties referred in this Form 10- K and periodic filings by RCAC with the Securities and Exchange Commission. RCAC will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is RCAC's policy generally not to make any specific projections as to future earnings, and RCAC does not endorse any projections regarding future performance that may be made by third parties.

Item 1.     Business.

                                 INTRODUCTION

   RCAC is a holding company that conducts business operations through its wholly-owned subsidiaries, Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. (d/b/a Triarc Restaurant Group) ("TRG"). Royal Crown produces and sells concentrates used in the production and distribution of soft drinks by independent bottlers under the brand names RC Cola(R), Diet RC Cola(R), Diet Rite Cola(R), Diet Rite(R) flavors, Nehi(R), Upper 10(R) and Kick(R). RC Cola is the third largest national brand cola and is the only national brand cola available to bottlers who do not bottle either Coca-Cola or Pepsi-Cola. Royal Crown is also the exclusive supplier of cola concentrate and a primary supplier of flavor concentrates to Cott Corporation ("Cott"), which sells private label soft drinks to major retailers in the United States, Canada, the United Kingdom, Australia, Japan, Spain and South Africa.

   Arby's(R) is the world's largest franchise restaurant system specializing in roast beef sandwiches with an estimated market share in 1997 of approximately 73% of the roast beef sandwich segment of the quick-service sandwich restaurant category. In addition, RCAC believes that Arby's is the 10th largest restaurant chain in the United States, based on domestic system-wide sales. Worldwide sales for the Arby's system were approximately $2.1 billion in 1997. TRG now operates solely as a franchisor in a system that included 3,091 restaurants as of December 28, 1997.

   RCAC is an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). Triarc is a public company, the Class A Common Stock of which (the only class of Triarc's voting securities) is traded on the New York Stock Exchange.

   RCAC was incorporated in 1982 in Florida under the name "Royal Crown Corporation" and reincorporated in Delaware, by means of a merger, in March 1994. Royal Crown was incorporated in 1978 in Delaware and, through its predecessor corporations, has been in business since 1905. TRG was incorporated in 1964 in Ohio and reincorporated in Delaware in 1994. The principal executive offices of each of RCAC and TRG are located at 1000 Corporate Drive, Fort Lauderdale, Florida 33334. The telephone number at such offices is (954) 351-5100. The principal executive offices of Royal Crown are located at 709 Westchester Avenue, White Plains, New York 10604. The telephone number at such offices is (914) 397-9200. Reference herein to the "Company" includes collectively RCAC, Royal Crown and TRG, unless the context indicates otherwise.

   RECENT DISPOSITIONS

   Sale of Company-Owned Restaurants

   On May 5, 1997, subsidiaries of RCAC sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the stock of two corporations owning all of the 355 company-owned Arby's restaurants. The purchase price was approximately $73 million, consisting primarily of the assumption of approximately $69 million in mortgage indebtedness and capitalized lease obligations. In connection with the transaction, the Company received options to purchase up to an aggregate of 20% of the common stock of the two corporations owning such restaurants. RTM and certain affiliated entities have agreed to indemnify and hold the Company harmless from, among other things, the assumed debt and lease obligations. In addition, the two corporations that were sold agreed to build an aggregate of 190 Arby's restaurants over 14 years pursuant to a development agreement (in addition to a previous agreement by affiliates of RTM to build 210 Arby's restaurants over a ten and one-half year period).

   Sale of C&C Beverage Line

   On July 18, 1997, Royal Crown and TriBev Corporation ("TriBev"), subsidiaries of RCAC, completed the sale of their rights to the C&C beverage line, including the C&C trademark. In connection with the sale, Royal Crown also agreed to sell concentrate for C&C products and to provide certain technical services to the buyer for seven years. In consideration for the foregoing, Royal Crown and TriBev will receive aggregate payments of approximately $9.4 million, payable over seven years.

   CANCELLATION OF SPINOFF TRANSACTIONS

   On October 29, 1996, Triarc announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc's stockholders (collectively, the "Spinoff Transactions").

In  May  1997  Triarc   announced  it  would  not  proceed  with  the  Spinoff
Transactions as a result of its acquisition of Snapple Beverage Corp. ("Snapple") and other issues.

   CHANGE IN FISCAL YEAR

   Effective January 1, 1997, the Company adopted a 52/53 week fiscal convention whereby its fiscal year will end each year on the Sunday that is closest to December 31 of such year. Each fiscal year generally will be comprised of four 13 week fiscal quarters, although in some years the fourth quarter will represent a 14 week period.

BUSINESS SEGMENTS

                           BEVERAGES (ROYAL CROWN)

   TRIARC BEVERAGE GROUP

   The Triarc Beverage Group ("TBG") oversees the Company's carbonated soft drink operations, conducted by Royal Crown, and Triarc's premium beverage operations, conducted by Snapple, Mistic Brands, Inc., and Cable Car Beverage Corporation. TBG is headquartered in White Plains, New York. Royal Crown and Triarc's premium beverage operations continue to operate independent sales and marketing operations to serve their different distribution systems and marketplace needs. The finance, administrative and operational functions of the beverage companies have been consolidated to maximize efficiencies.

   GENERAL

   Royal Crown produces and sells concentrates used in the production of soft drinks which are sold domestically and internationally to independent, licensed bottlers who manufacture and distribute finished beverage products. Royal Crown's major products have significant recognition and include: RC Cola, Diet RC Cola, Diet Rite Cola, Diet Rite flavors, Nehi, Upper 10, and Kick. Further, Royal Crown is the exclusive supplier of cola concentrate and a primary supplier of flavor concentrates to Cott which sells private label soft drinks to major retailers in the United States, Canada, the United Kingdom, Australia, Japan, Spain and South Africa.

   RC Cola is the third largest national brand cola and is the only national brand cola available to bottlers who do not bottle either Coca-Cola or Pepsi-Cola. Diet Rite is available in a cola as well as various other flavors and is the only national brand that is sugar-free (sweetened with 100% aspartame, a non-nutritive sweetener), sodium-free and caffeine-free. Diet RC Cola is the no-calorie version of RC Cola presently containing aspartame as its sweetening agent, but which is being reformulated to contain Sucralose, a non-nutritive sweetening agent recently approved for use by the United States Food and Drug Administration (the "FDA"). Nehi is a line of approximately 20 flavored soft drinks, Upper 10 is a lemon-lime soft drink and Kick is a citrus soft drink. Royal Crown's share of the overall domestic carbonated soft drink market was approximately 1.9% in 1997 according to Beverage Digest/Maxwell estimates. Royal Crown's soft drink brands have approximately a 1.7% share of national supermarket volume, as measured by data of Information Resources, Inc. ("IRI").

   BUSINESS STRATEGY

   TBG's management is pursuing business strategies designed to strengthen Royal Crown's distribution system, make more effective use of its marketing resources, continue the expansion of its international and private label businesses, develop new packages and concentrate resources on its core brands. As a result, in January 1997 Triarc sold its interest in Saratoga Beverage Group, Inc. ("Saratoga") and Royal Crown terminated its relationship with

Saratoga. In addition, in July 1997 Royal Crown completed the sale of its rights to the C&C beverage line, including the C&C trademark. Royal Crown's license relationship with Celestial Seasonings Inc. for ready to drink iced teas terminated as of December 31, 1997.

   ADVERTISING AND MARKETING

   A principal determinant of success in the soft drink industry is the ability to establish a recognized brand name, the lack of which serves as a significant barrier to entry to the industry. Advertising, promotions and marketing expenditures in 1995, 1996 and 1997 were approximately $73.7 million, $61.7 million and $56.1 million, respectively. Royal Crown believes that its products continue to enjoy nationwide brand recognition.

   ROYAL CROWN'S BOTTLER NETWORK

   Royal Crown sells its flavoring concentrates for branded products to independent licensed bottlers in the United States and 61 foreign countries, including Canada. Consistent with industry practice, each bottler is assigned an exclusive territory for bottled and canned products within which no other bottler may distribute Royal Crown branded soft drinks. As of December 28, 1997, Royal Crown products were packaged and/or distributed domestically in 152 licensed territories, by 172 licensees, covering 50 states. There were a total of 45 production centers operating pursuant to 48 production and distribution agreements and 126 distribution only agreements.

   Royal Crown enters into a license agreement with each of its bottlers which it believes is comparable to those prevailing in the industry. The duration of the license agreements varies, but Royal Crown may terminate any such agreement in the event of a material breach of the terms thereof by the bottler that is not cured within a specified period of time.

   Royal Crown's ten largest bottler groups accounted for approximately 68% and 74% of Royal Crown's domestic unit sales of concentrate for branded products during 1996 and 1997, respectively. The two largest bottler groups, the RC Chicago Bottling Group and Beverage America, accounted for approximately 22% and 9%, respectively, of Royal Crown's domestic unit sales of concentrate for branded products during 1996 and 27% and 9%, respectively, during 1997. Royal Crown believes that, if required, there would be adequate alternative bottlers available if Royal Crown's relationships with the RC Chicago Bottling Group and Beverage America were terminated.

   PRIVATE LABEL

   Royal Crown believes that private label sales through Cott, a leading supplier of private label soft drinks, represent an opportunity to benefit from sales by retailers of store brands. Royal Crown's private label sales began in late 1990. Unit sales of concentrate to Cott in 1997 increased by 4.6% over sales in 1996. In 1995, 1996 and 1997, revenues from sales to Cott represented approximately 12.1%, 12.6% and 15.8%, respectively, of Royal Crown's total revenues.

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

   Through its private label program, Royal Crown develops new concentrates specifically for Cott's private label accounts. The proprietary formulae Royal Crown uses for its private label program are customer specific and differ from those of Royal Crown's branded products. Royal Crown works with Cott to develop flavors according to each trade customer's specifications. Royal Crown retains ownership of the formulae for such concentrates developed after the date of the Cott Worldwide Agreement, except upon termination of the Cott Worldwide Agreement as a result of breach or non-renewal by Royal Crown.

   PRODUCT DISTRIBUTION

   Bottlers distribute finished soft drink products through four major distribution channels: take home (consisting of supermarkets, drug stores, mass merchandisers, warehouses and discount stores); convenience (consisting of convenience stores and retail gas station mini-markets); fountain/food service (consisting of fountain syrup sales and restaurant single drink sales); and vending (consisting of bottle and can sales through vending machines). The take home channel is the principal channel of distribution for Royal Crown products. According to IRI data, the volume of Royal Crown products in supermarkets and drug stores in 1997 declined approximately 14.6% and 19.9%, respectively, as compared to 1996, while the volume of Royal Crown products in mass merchandisers increased approximately 28.2% in 1997. Royal Crown brands historically have not been broadly distributed through vending machines or convenience outlets; in 1997, the volume of Royal Crown products in the convenience channel was relatively unchanged, down approximately 0.2% as compared to 1996.

   INTERNATIONAL

   Sales outside the United States accounted for approximately 9.6%, 10.3% and 11.5% of Royal Crown's sales in 1995, 1996, and 1997, respectively. Sales outside the United States of branded concentrates accounted for approximately 10.2%, 12.3% and 13.9% of branded concentrate sales in 1995, 1996 and 1997, respectively. As of December 28, 1997, 92 bottlers and 13 distributors sold Royal Crown branded products outside the United States in 64 countries, with international sales in 1997 distributed among Canada (8.1%), Latin America and Mexico (32.1%), Europe (22.4%), the Middle East/Africa (18.6%) and the Far East (18.8%). While the financial and managerial resources of Royal Crown have been focused on the United States, TBG's management believes significant opportunities exist for Royal Crown in international markets. New bottlers were added in 1997 to the following international markets: Russia, Ukraine, Croatia, Latvia, Brazil and Bangladesh.

   PRODUCT DEVELOPMENT AND RAW MATERIALS

   Royal Crown believes that it has a reputation as an industry leader in product innovation. Royal Crown introduced the first national brand diet cola in 1961. The Diet Rite flavors line was introduced in 1988 to complement the cola line and to target the non-cola segment of the market. In 1997, Royal Crown introduced a new version of Diet Rite Cola. As mentioned above, Royal Crown expects to soon be using Sucralose, instead of aspartame, as the sweetening agent in Diet RC Cola. Royal Crown believes it will be the first national diet soft drink brand to use Sucralose.

   From time to time, Royal Crown purchases as much as a year's supply of certain raw materials to protect itself against supply shortages, price increases and/or political instabilities in the countries from which such raw materials are sourced. Flavoring ingredients and sweeteners are generally available on the open market from several sources, however, TBG and Triarc have chosen, for quality control and other purposes, to purchase certain raw materials (such as aspartame) on an exclusive or preferred basis from single suppliers.

                     RESTAURANTS (TRIARC RESTAURANT GROUP)


   SALE OF COMPANY-OWNED RESTAURANTS

   On May 5, 1997, subsidiaries of RCAC sold (the "Restaurant Sale") their 355 company-owned Arby's restaurants to an affiliate of RTM, the largest franchisee in the Arby's system. See "Item 1. -- Business --Recent
Dispositions." Focused solely as a franchisor, TRG has reduced from recent historical levels the operating costs of the restaurant segment and substantially eliminated capital expenditure requirements, thereby improving its cash flows. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." TRG's role in the Arby's system as the franchisor is to enhance the strength of the Arby's brand by increasing the number of restaurants in the Arby's system and by establishing a "cut above" positioning for the Arby's brand through upgraded menu items and facilities, while continuing to bring new concepts to the system, such as T.J. Cinnamons(R) and p.t. Noodles(R).

   GENERAL

   Arby's is the world's largest franchise restaurant system specializing in slow-roasted meat sandwiches with an estimated market share in 1997 of approximately 73% of the roast beef sandwich segment of the quick service sandwich restaurant category. In addition, Triarc believes that Arby's is the 10th largest quick service restaurant chain in the United States, based on domestic system-wide sales. As of December 28, 1997, the Arby's restaurant system consisted of 3,091 franchised restaurants, of which 2,913 operated within the United States and 178 operated outside the United States. System-wide sales were approximately $1.9 billion in 1995, approximately $2.0 billion in 1996 and approximately $2.1 billion in 1997.

   In addition to its various slow-roasted meat sandwiches, Arby's restaurants also offer a selected menu of chicken, submarine sandwiches, side-dishes and salads. A breakfast menu is also available at some Arby's restaurants. In addition, Arby's currently multi-brands with T.J. Cinnamons products, primarily gourmet cinnamon rolls, premium coffees and related products, and p.t. Noodles products, which are pasta dishes based on serving corkscrew or fettucine pasta with a variety of different sauces. TRG intends to expand its multi-branding efforts which will add other brands' items to Arby's menu items at such multi-branded restaurants. See " -- Multi-Branding" below.

   As a result of the sale of the company-owned restaurants to RTM, TRG's revenues are derived from two principal sources: (i) royalties from franchisees and (ii) franchise fees. Prior to the Restaurant Sale, TRG's revenues were principally derived from sales at company-owned restaurants. During 1995, 1996, and 1997 approximately 80%, 80% and 53%, respectively, of TRG's revenues were derived from sales at company-owned restaurants and approximately 20%, 20% and 47%, respectively, were derived from royalties and franchise fees.

   INDUSTRY

   According to data compiled by the National Restaurant Association, total domestic restaurant industry sales were estimated to be approximately $207 billion in 1996, of which approximately $98 billion were estimated to be in the Quick Service Restaurant ("QSR") or fast food segment. Large chains are continuing to gain a greater share of industry sales. According to Technomic, Inc., the 100 largest restaurant chains accounted for approximately 48.4% of restaurant industry sales in 1995, up from approximately 39.7% in 1980. The QSR segment accounts for approximately 70% of sales and 83% of restaurant units within the top 100 restaurant chains, according to a study by Franchise Finance Corporation of America.

   ARBY'S RESTAURANTS

   The first Arby's restaurant opened in Youngstown, Ohio in 1964. As of December 28, 1997, Arby's restaurants were being operated in 48 states and 10 foreign countries. At December 28, 1997, the six leading states by number of operating units were: Ohio, with 234 restaurants; Texas, with 181 restaurants; California, with 161 restaurants; Michigan, with 154 restaurants; and Georgia and Indiana, with 152 restaurants each. The country outside the United States with the most operating units is Canada, with 119 restaurants.

   Arby's restaurants in the United States and Canada typically range in size from 700 square feet to 4,000 square feet. Restaurants in other countries typically are larger than U.S. and Canadian restaurants. Restaurants typically have a manager, assistant manager and as many as 30 full and part-time employees. Staffing levels, which vary during the day, tend to be heaviest during the lunch hours.

   The following table sets forth the number of company-owned and franchised Arby's restaurants at December 31, 1995 and 1996 and at December 28, 1997.

                                         December 31,  December 28,
                                         1995   1996       1997
                                         ----   ----       ----

      Company-owned restaurants.........  373    355          -
      Franchised restaurants............2,577  2,667      3,091
                                        -----  -----      -----
            Total restaurants...........2,950  3,022      3,091
                                        =====  =====      =====


   FRANCHISE NETWORK

   At December 28, 1997, there were 574 Arby's franchisees operating 3,091 separate locations. The initial term of the typical "traditional" franchise agreement is 20 years. As of December 28, 1997, TRG did not offer any financing arrangements to its franchisees, except that in certain development agreements TRG has made available extended payment terms.

   As of December 28, 1997, TRG had received prepaid commitments for the opening of up to 592 new domestic franchised restaurants over the next ten years. TRG also expects that 15 new franchised restaurants outside of the United States will open in 1998. TRG also has territorial agreements with international franchisees in four countries at December 28, 1997. Under the terms of these territorial agreements, many of the international franchisees have the exclusive right to open Arby's restaurants in specific regions or countries. TRG's management expects that future international franchise agreements will more narrowly limit the geographic exclusivity of the franchisees and prohibit sub-franchise arrangements.

   TRG offers  franchises  for the  development  of both  single and  multiple
"traditional" restaurant locations. All franchisees are required to execute standard franchise agreements. TRG's standard U.S. franchise agreement currently requires an initial $37,500 franchise fee for the first franchised unit and $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement. As a result of lower royalty rates still in effect under earlier agreements, the average royalty rate paid by franchisees during 1997 was 3.2%. Franchisees typically pay a $10,000 commitment fee, credited against the franchise fee referred to above, during the development process for a new traditional restaurant.

   Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. TRG continuously monitors franchisee operations and inspects restaurants periodically to ensure that company practices and procedures are being followed.

   MULTI-BRANDING

   TRG has developed a multi-branding strategy, which allows a single restaurant to offer the consumer distinct, but complementary, brands at the same restaurant. Collaborating to offer a broader menu is intended to increase sales per square foot of facility space, a key measure of return on investment in retail operations. Because lunchtime customers account for the majority of sales at Arby's restaurants, TRG seeks multi-branding concepts that it expects will attract higher breakfast or dinner traffic. TRG currently has two multi-brand concepts: T.J. Cinnamons and p.t. Noodles. T.J. Cinnamons offers gourmet cinnamon rolls, premium coffees and related products. p.t. Noodles offers a variety of Italian and American dishes based on serving corkscrew or fettucine pasta with a variety of different sauces. As of December 28, 1997, 127 Arby's restaurants were multi-brand locations, including 119 that offered T.J. Cinnamons' products and eight that offered p.t. Noodles' products.

   ADVERTISING AND MARKETING

   TRG advertises primarily through regional television, radio and newspapers. Payment for advertising time and space is made by local advertising cooperatives in which owners of local franchised restaurants participate. Franchisees contribute 0.7% of gross sales to the Arby's Franchise Association ("AFA"), which produces advertising and promotion materials for the system. Each franchisee is also required to spend a reasonable amount, but not less than 3% of its monthly gross sales, for local advertising. This amount is divided between the franchisee's individual local market advertising expense and the expenses of a cooperative area advertising program with other franchisees who are operating Arby's restaurants in that area. Contributions to the cooperative area advertising program are determined by the participants in the program and are generally in the range of 3% to 5% of monthly gross sales. As a result of the Restaurant Sale in May 1997, TRG's expenditures for advertising and marketing in support of what were then company-owned restaurants, were approximately $9.0 million in 1997, as compared to approximately $25.8 million and $22.7 million in 1996 and 1995, respectively.

   QUALITY ASSURANCE

   TRG has developed a quality assurance program designed to maintain standards and uniformity of the menu selections at each of its franchised restaurants. A full-time quality assurance employee is assigned to each of the five independent processing facilities that process roast beef for Arby's domestic restaurants. The quality assurance employee inspects the roast beef for quality and uniformity. In addition, a laboratory at TRG's headquarters tests samples of roast beef periodically from franchisees. Each year, representatives of TRG conduct unannounced inspections of operations of a number of franchisees to ensure that Arby's policies, practices and procedures are being followed. TRG's field representatives also provide a variety of on-site consultative services to franchisees.

   PROVISIONS AND SUPPLIES

   Arby's roast beef is provided by five independent meat processors. Franchise operators are required to obtain roast beef from one of the five approved suppliers. ARCOP, Inc. ("ARCOP"), a non-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of Arby's franchisees, and has entered into "cost-plus" contracts with these suppliers. TRG believes that satisfactory arrangements could be made to replace any of the current roast beef suppliers, if necessary, on a timely basis.

   Franchisees may obtain other products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets TRG's specifications and approval, which products are available from numerous suppliers. Food, proprietary paper and operating supplies are also made available, through national contracts employing volume purchasing, to Arby's franchisees through ARCOP.

GENERAL

   TRADEMARKS

   Royal Crown considers its concentrate formulae, which are not the subject of any patents, to be trade secrets. In addition, RC Cola, Diet RC, Royal Crown, Diet Rite, Nehi, Upper 10 and Kick are registered as trademarks in the United States, Canada and a number of other countries. Royal Crown believes that such trademarks are material to its business.

   TRG is the sole owner of the Arby's trademark and considers it, and certain other trademarks owned or licensed by TRG, to be material to its business. Pursuant to its standard franchise agreement, TRG grants each of its franchisees the right to use TRG's trademarks, service marks and trade names in the manner specified therein.

   The material trademarks of Royal Crown and TRG are registered in the U.S. Patent and Trademark Office and various foreign jurisdictions. Royal Crown's and TRG's rights to such trademarks in the United States will last indefinitely as long as they continue to use and police the trademarks and renew filings with the applicable governmental offices. No challenges have arisen to Royal Crown's or TRG's right to use the foregoing trademarks in the United States.

   COMPETITION

   The Company's two businesses operate in highly competitive industries. Many of the major competitors in these industries have substantially greater financial, marketing, personnel and other resources than does the Company or Triarc.

   Royal Crown's soft drink products compete generally with all liquid refreshments and in particular with numerous nationally-known soft drinks such as Coca-Cola and Pepsi-Cola. Royal Crown competes with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by Royal Crown's distributors, most of which also distribute other beverage brands. The principal methods of competition in the beverage industry include product quality and taste, brand advertising, trade and consumer promotions, marketing agreements (including so called calendar marketing agreements), pricing, packaging and the development of new products.

   TRG faces direct and indirect competition from numerous well established competitors, including national and regional fast food chains, such as McDonald's, Burger King and Wendy's. In addition, TRG competes with locally owned restaurants, drive-ins, diners and other food service establishments. Key competitive factors in the QSR industry are price, quality of products, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

   In recent years, both the beverage and restaurant businesses have experienced increased price competition resulting in significant price discounting throughout these industries. Price competition has been especially intense with respect to sales of soft drink products in supermarkets, with local bottlers (and, in particular, competitive cola bottlers) granting significant discounts and allowances off wholesale prices in order to, among other things, maintain or increase market share in the supermarket segment. While the net impact of price discounting in the soft drink and restaurant industries cannot be quantified, such practices, if continued, could have an adverse impact on the Company.

   WORKING CAPITAL

   Royal Crown's and TRG's working capital requirements are generally met through cash flow from operations. Accounts receivable of Royal Crown are generally due in 30 days and TRG's franchise royalty fee receivables are due within 10 days after each month end.

   GOVERNMENTAL REGULATIONS

   Each of the Company's two business segments is subject to a variety of federal, state and local laws, rules and regulations.

   The production and marketing of Royal Crown beverages are subject to the rules and regulations of various federal, state and local health agencies, including the FDA. The FDA also regulates the labeling of Royal Crown's products. In addition, Royal Crown's dealings with its licensees and/or distributors may, in some jurisdictions, be subject to state laws governing licensor-licensee or distributor relationships.

   TRG is subject to regulation by the Federal Trade Commission and state laws governing the offer and sale of franchises and the substantive aspects of the franchisor-franchisee relationship. In addition, TRG franchisees are subject to the Fair Labor Standards Act and the Americans with Disabilities Act, which requires that all public accommodations and commercial facilities meet certain federal requirements related to access and use by disabled persons, and various state laws governing such matters as minimum wages, overtime and other working conditions.

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

   In  1993  Royal  Crown   became  aware  of  possible   contamination   from
hydrocarbons in groundwater at two closed facilities. In 1994, hydrocarbons were discovered in the groundwater at a former Royal Crown distribution site in Miami, Florida. Assessment is proceeding under the direction of the Dade County Department of Environmental Resources Management to determine the extent of the contamination. Remediation has commenced at this site, and management estimates that total remediation costs (in excess of amounts incurred through December 28, 1997) will be approximately $59,000 depending on the actual extent of the contamination. Additionally, in 1994 the Texas
Natural  Resources   Conservation   Commission  approved  the  remediation  of
hydrocarbons in the groundwater by Royal Crown at its former distribution site in San Antonio, Texas. Remediation has commenced at this site. Management estimates the total cost of remediation to be approximately $60,000 (in excess of amounts incurred through December 28, 1997), of which 60-70% is expected to be reimbursed by the State of Texas Petroleum Storage Tank Remediation Fund.

Royal Crown has incurred actual costs of $714,000, in the aggregate, through December 28, 1997 for these matters. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on its consolidated results of operations or financial position.

   SEASONALITY

   The Company's beverage and restaurant businesses are seasonal. In such businesses, the highest sales occur during spring and summer (April through September). However, the Company's consolidated financial results are not materially affected by these seasonal factors.

   EMPLOYEES

   As of December 28, 1997, the Company employed approximately 325 personnel, including approximately 295 salaried personnel and approximately 30 hourly personnel. The Company's management believes that employee relations are satisfactory. At December 28, 1997, none of the Company's employees were represented by labor unions.

Item 2. Properties.

   The Company maintains several properties. Management believes that these properties, taken as a whole, are generally well maintained and are adequate for current and foreseeable business needs. Except as set forth below, substantially all of the Company's materially important physical properties are being fully utilized.

   Certain information about the major plants and facilities maintained by each of the Company's two business segments as of December 28, 1997 is set forth in the following table:

         Segment             Facilities-Location    Land Title  Floor Space
         -------             -------------------    ----------  -----------
         Beverages.........  Concentrate Mfg.:
                              Columbus, GA
                                (including office)    1  owned    216,000
                             TBG Headquarters
                                White Plains, NY *    1  leased    13,400

         Restaurant........  TRG Headquarters
                              Fort Lauderdale, FL *   1  leased    47,300
---------
* Royal Crown shares approximately one-quarter of a 53,600 square foot lease for TBG's headquarters in White Plains, NY. Royal Crown also subleases approximately 3,500 square feet of the above space in TRG's headquarters.

   TRG also owns six and leases 24 restaurants which are leased or sublet principally to franchisees and has leases for 11 inactive properties.

   Substantially all properties are pledged as collateral for certain debt.

Item 3.  Legal Proceedings.

   On February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's, Inc. ("Arby's") in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for $2.85 million and that Arby's had breached a master development agreement between AR and Arby's. Arby's commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. In September 1997, the arbitrator ruled that (i) the November 9, 1994 letter of intent was not a binding contract and (ii) the master development agreement was properly terminated. AR has challenged the arbitrator's decision. In March 1998, the civil court of Mexico ruled that the November 9, 1994 letter of intent was a binding contract and ordered Arby's to pay AR $2.85 million, plus interest and value added tax. Arby's has appealed the civil court's decision. Arby's believes that it has a strong basis for an appeal because, among other things, the civil court's decision ignored the arbitration provisions of the franchise and development agreements and the language of the November 9, 1994 letter. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994-1995, in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. Arby's is vigorously contesting AR's various claims and believes it has meritorious defenses to such claims.

   On June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action against Arby's, Inc. and Triarc in the District Court of Dallas County, Texas. Plaintiffs allege that Arby's and Triarc conspired to steal the ZuZu Speedy Tortilla concept and convert it to their own use. ZuZu seeks actual damages in excess of $70.0 million and punitive damages of not less than $200.0 million against Triarc for its alleged appropriation of trade secrets, conversion and unfair competition. Additionally, plaintiffs seek injunctive relief against Arby's and Triarc enjoining them from disclosing or using ZuZu's trade secrets. ZFC also made a demand for arbitration with the Dallas, Texas office of the American
Arbitration Association ("AAA") against Arby's alleging that Arby's had breached a Master Franchise Agreement between ZFC and Arby's. Arby's and Triarc have moved to dismiss or, in the alternative, abate the Texas court action on the ground that a Stock Purchase Agreement between Triarc and ZuZu required that disputes be subject to mediation in Wilmington, Delaware and that any litigation be brought in the Delaware courts. On July 16, 1997, Arby's and Triarc commenced a declaratory judgment action against ZuZu and ZFC in Delaware Chancery Court for New Castle County seeking a declaration that the claims in both the litigation and the arbitration must be subject to mediation in Wilmington, Delaware. In the arbitration proceeding, Arby's has asserted counterclaims against ZuZu for unjust enrichment, breach of contract and breach of the duty of good faith and fair dealing and has successfully moved to transfer the proceeding to the Atlanta, Georgia office of the AAA. An arbitrator has been chosen and discovery is taking place. The arbitration is expected to commence in April 1998. Arby's and Triarc are vigorously contesting plaintiffs' claims in both the litigation and the arbitration and believe that plaintiffs' various claims are without merit. In a related case, on March 13, 1998 ZuZu franchisees Gregg Katz, Susan Katz Zweig and ZuZu of Orlando, LLC commenced an action against Arby's, ZuZu, ZFC and Triarc in the Superior Court of Fulton County, Georgia. Plaintiffs allege, in connection with the ZuZu handmade Mexican food concept and the ZuZu Speedy Tortilla concept, that, among other things, the various defendants breached the development and franchise agreements between the plaintiffs and ZuZu, as well as other oral agreements, made false representations, intentionally failed to disclose material information, and violated several Florida and Texas business opportunity and similar statutes. The plaintiffs seek actual damages of not less than $600,000, consequential damages, punitive damages, treble damages and other fees, costs and expenses. While Triarc and Arby's have not yet filed an answer in this action, they believe the claims are without merit.

   Other matters have arisen in the ordinary course of the Company's business, and it is the opinion of management that the outcome of any such matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

Item 4.  Submission of Matters to Vote of Security Holders.

   Not applicable.

                                    PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters.

   All of the Company's common stock is owned by Triarc through wholly-owned subsidiaries.

Item 6.Selected Financial Data.
                                               Year Ended
                              ------------------------------------------------
                                          December 31,
                              ----------------------------------- December 28,
                              1993     1994      1995      1996     1997(1)
                              ----     ----      ----      ----     -------
                                             (In thousands)

Net sales..................$314,686  $322,888 $389,591   $409,100  $221,077
Royalties, franchise fees
  and other revenues.......  46,296    51,017   55,792     57,252    66,233
                            -------   -------  -------    -------   -------
Total revenues............. 360,982   373,905  445,383    466,352   287,310
                            -------   -------  -------    -------   -------
Operating profit (loss)....   9,713(2) 30,074   (4,756)(3)(31,583)(4)40,547 (5)
Loss before extraordinary
  charges and cumulative
  effect of changes in
  accounting principles.... (22,890)   (5,477) (33,650)(3)(50,558)(4)  (184)(5)
Extraordinary charges......  (7,059)        -        -          -    (1,800)
Cumulative effect of change
  in accounting principles.  (1,891)        -        -          -         -
Net loss................... (31,840)(2)(5,477) (33,650)(3)(50,558)(4)(1,984)(5)
Total assets............... 358,657   346,403  404,099    369,642   287,476
Long-term debt and note
  payable to affiliate..... 288,394   291,349  357,938    287,810   279,606
Stockholder's deficit(6)... (33,148)  (38,625) (63,410)  (113,968)  (86,860)
------------------

(1)The Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31 effective for the 1997 fiscal year which commenced January 1, 1997 and ended on December 28, 1997.

(2)Reflects  certain  significant  charges  recorded  during  1993 as follows:
   $21,305,000 charged to operating profit representing $18,000,000 of facilities relocation and corporate restructuring relating to a change in control of the Company and $3,305,000 of other net charges; $18,507,000 charged to loss before extraordinary charges and cumulative effect of changes in accounting principles representing the aforementioned $21,305,000 charged to operating profit, $5,700,000 of other charges, less $8,498,000 of income tax benefit relating to the aggregate of the above charges; and $27,457,000 charged to net loss representing the aforementioned $18,507,000 charged to loss before extraordinary charges and cumulative effect of changes in accounting principles, $7,059,000 of extraordinary charges from the early extinguishment of debt and $1,891,000 cumulative effect of changes in accounting principles.

(3)Reflects  certain  significant  charges  recorded  during  1995 as follows:
   $17,054,000 charged to operating loss representing a $14,647,000 charge for a reduction in the carrying value of long-lived assets impaired or to be disposed of and $2,407,000 of other charges; and $13,243,000 charged to loss before extraordinary charges and cumulative effect of changes in accounting principles and net loss representing the aforementioned $17,054,000 charged to operating loss, less $4,911,000 of income tax benefit relating to the aggregate of the above charges plus a $1,100,000 provision for income tax contingencies.

(4)Reflects  certain  significant  charges  recorded  during  1996 as follows:
   $65,250,000 charged to operating loss representing a $58,900,000 charge for a reduction in the carrying value of long-lived assets impaired or to be disposed of and $6,350,000 of facilities relocation and corporate restructuring; and $41,107,000 charged to loss before extraordinary charges and cumulative effect of changes in accounting principles and net loss representing the aforementioned $65,250,000 charged to operating loss, less $24,143,000 of income tax benefit relating to the aggregate of the above charges.

(5)Reflects  certain  significant  charges  recorded  during  1997 as follows:
   $7,034,000 charged to operating profit for facilities relocation and corporate restructuring; $5,480,000 charged to loss before extraordinary charges and cumulative effect of changes in accounting principles representing the aforementioned $7,034,000 charged to operating profit, less $1,554,000 of income tax benefit on such charge; and $7,280,000 charged to net loss representing the aforementioned $5,480,000 charge to loss before extraordinary charges and cumulative effect of changes in accounting principles and a $1,800,000 extraordinary charge from the early extinguishment of debt.

(6)The Company has not paid any cash dividends on its common shares during any of the years presented. In 1993, the Company transferred as a dividend to its direct parent a $75.0 million promissory note which evidenced an intercompany loan from the Company to Triarc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company"). Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. See "Special Note Regarding Forward-Looking Statements and Projections" in "Part I" preceding "Item 1".

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's 1997 fiscal year commenced January 1, 1997 and ended on December 28, 1997. As used herein, "1997" refers to the period January 1, 1997 through December 28, 1997 and
"1996" and "1995" refer to the calendar years ended December 31, 1996 and 1995, respectively.

Results of Operations

    Trends affecting the beverage segment (Royal Crown) in recent years have included the increased market share of private label beverages, increased price competition throughout the industry, the development of proprietary packaging and the proliferation of new products being introduced including "premium" beverages.

    Trends affecting the restaurant segment (TRG) in recent years include consistent growth of the restaurant industry as a percentage of total food-related spending, with the quick service restaurant ("QSR"), or fast food segment, in which the Company operates (see below) being the fastest growing segment of the restaurant industry. In addition, there has been increased price competition in the QSR industry, particularly evidenced by the value menu concept which offers comparatively lower prices on certain menu items, the combination meals concept which offers a combination meal at an aggregate price lower than the individual food and beverage items, couponing and other price discounting. Some QSR's have been adding selected higher-priced premium quality items to their menus, which appeal more to adult tastes and recover some of the margins lost in the discounting of other menu items. However, following the sale of all of the 355 company-owned Arby's restaurants on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system (see below under "Liquidity and Capital Resources"), the effects of the trends on the restaurant segment are currently limited to their impact on franchise fees and royalties.

1997 Compared with 1996

    Revenues decreased $179.1 million (38.4%) to $287.3 million in 1997. Restaurant revenues decreased $147.9 million (51.3%) to $140.4 million principally reflecting the nonrecurring sales for the period from May 5, 1996 through December 31, 1996 resulting from the RTM Sale on May 5, 1997. Aside from the effect on sales of the RTM Sale, restaurant revenues increased $6.5 million (4.8%) due to a $9.0 million (15.7%) increase in royalties and franchise fees partially offset by a $2.5 million (3.2%) decrease in net sales of company-owned Arby's restaurants through the date of the May 5, 1997 RTM Sale, compared with the comparable 1996 period. The increase in royalties and franchise fees is due to (i) incremental royalties of $6.2 million for the period from May 5, 1997 through December 28, 1997 from the 355 restaurants sold to RTM, (ii) a net increase of 69 (2.6%) franchised restaurants other than from the RTM Sale and (iii) a 1.7% increase in same-store sales of franchised restaurants. Beverage revenues decreased $31.2 million (17.5%) to

$146.9 million due to decreases in sales of finished goods ($21.7 million) and concentrate ($9.5 million). The decrease in sales of finished goods principally reflects (i) the absence in the 1997 period of 1996 sales to MetBev, Inc. ("MetBev"), a former distributor of the Company's beverage products in the New York City metropolitan area and a volume decrease in sales of Royal Crown branded finished products in areas other than those serviced by MetBev (where in both instances the Company now sells concentrate rather than finished goods), (ii) a volume decrease in sales of the C&C beverage line of mixers, colas and flavors (where the Company now sells concentrate to the purchaser of the C&C beverage line rather than finished goods), the rights to which (including the C&C trademark) were sold in July 1997 (the "C&C Sale") as described below and (iii) a volume reduction in the sales of finished Royal Crown Premium Draft Cola ("Draft Cola") which the Company no longer sells. Sales of concentrate decreased, despite the shift in sales to concentrate from finished goods noted above, principally reflecting (i) a decrease in branded sales due to volume declines, which were adversely affected by soft bottler case sales and (ii) an overall lower average concentrate selling price.

    Gross profit (total revenues less cost of sales) decreased $26.7 million to $186.8 million in 1997 while gross margins (gross profit divided by total revenues) increased to 65.0% compared with 45.8% for the same period of the prior year. Restaurant gross profit declined $15.9 million to $81.2 million due to a $24.9 million decrease in store gross profit partially offset by the $9.0 million increase in royalties and franchise fees (with no associated cost of sales) described above. The decrease in store gross profit is principally due to the non-recurring 1996 gross profit associated with the company-owned Arby's restaurants sold to RTM partially offset by the absence in 1997 of depreciation and amortization on all long-lived restaurant assets which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized through their May 5, 1997 date of sale. Aside from the effect on sales of the RTM Sale, restaurant gross margins increased to 57.8% from 44.9% primarily due to (i) the higher percentage of royalties and franchise fees to total revenues in 1997 due to the RTM Sale discussed above and (ii) the absence in 1997 of depreciation and amortization on all long-lived restaurant assets as discussed above. Beverage gross profit declined $10.8 million to $105.6 million principally due to the decline in sales volume discussed above, whereas beverage gross margins increased to 71.9% from 65.4% principally due to the shift in product mix to higher-margin concentrate sales compared with finished product sales discussed above.

    Advertising, selling and distribution expenses decreased $25.0 million to $77.5 million in 1997. Restaurant advertising expenses declined $16.7 million principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale. Beverage advertising expenses declined $8.3 million principally due to (i) lower bottler promotional reimbursements resulting from the decline in sales volume, (ii) the elimination of advertising expenses for Draft Cola and (iii) planned reductions in connection with the aforementioned decreases in sales of other Royal Crown and C&C branded finished products.

    General and administrative expenses decreased $15.5 million to $61.8 million in 1997 principally due to reduced spending levels related to administrative support, principally payroll, no longer required for the sold restaurants as a result of the RTM Sale and, to a lesser extent, reduced travel activity in the restaurant segment prior to the RTM Sale.

    The 1997 facilities relocation and corporate restructuring charge of $7.0 million consists of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation (the "Royal Crown Relocation") of the Fort Lauderdale, Florida headquarters of Royal Crown, which has been centralized in the White Plains, New York headquarters of Triarc's other beverage subsidiaries. The 1996 facilities relocation and corporate restructuring charge of $6.3 million results from (i) estimated losses on planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space as a result of the then planned sale of company-owned restaurants and the Royal Crown Relocation, (ii) employee severance costs associated with the Royal Crown Relocation and (iii) costs of the shutdown of the beverage segment's Ohio production facility.

    No provision for reduction in carrying value of long-lived assets impaired or to be disposed of was required for 1997. The 1996 reduction in carrying value of long-lived assets impaired or to be disposed of is discussed below under "1996 Compared with 1995".

    Interest expense decreased $7.2 million to $35.7 million in 1997 primarily due to (i) the assumption by RTM of an aggregate $69.6 million of mortgage and equipment notes payable and capitalized lease obligations in connection with the RTM Sale on May 5, 1997, (ii) the absence in 1997 of losses incurred in 1996 on an interest rate swap agreement which terminated in September 1996 and
(iii) lower average borrowings in 1997 under a demand note payable to Triarc (the "Demand Note") due to the forgiveness on May 5, 1997 of all $23.2 million then outstanding as a capital contribution to the Company and the cessation of interest expense on $6.5 million of an outstanding balance repaid effective May 5, 1997 under another note payable to Triarc, both in connection with the RTM Sale.

    Other income (expense), net deteriorated $0.7 million to an expense of $0.1 million in 1997 principally due to a $4.1 million loss from the RTM Sale partially offset by (i) a $0.9 million gain on lease termination for a portion of the space no longer required in the Fort Lauderdale facility due to staff reductions as a result of the RTM Sale and the Royal Crown Relocation, (ii) a $0.7 million increase in interest income from invested cash, (iii) a $0.6 million gain recognized from the C&C Sale and (iv) $1.3 million of increased gains on other asset sales.

    The Company's provision for and benefit from income taxes in 1997 and 1996 represented effective rates of 104% and 32%, respectively. Such rate is higher in 1997 due principally to the differing impact on the respective effective rates of the amortization of nondeductible costs in excess of net assets of acquired companies ("Goodwill") in a period with pre-tax income compared with a period with a pre-tax loss.

    The extraordinary charge of $1.8 million incurred during 1997 resulted from the assumption by RTM of mortgage and equipment notes payable in connection with the RTM Sale and consists of the write-off of previously unamortized deferred financing costs of $3.0 million net of income tax benefit of $1.2 million.

1996 Compared with 1995

    Revenues increased $21.0 million (4.7%) to $466.4 million in 1996. Restaurant revenues increased $15.6 million (5.7%) to $288.3 million due to
(i) an increase in net sales principally resulting from the inclusion in 1996 of a full year of net sales for the 85 company-owned restaurants added in 1995 (net of closings) and an increase in same-store sales and (ii) an increase in royalties and franchise fees resulting primarily from a net increase of 90 (3.5%) franchised restaurants, a 0.8% increase in same-store sales of franchised restaurants and a 2.0% increase in average royalty rates due to the declining significance of older franchise agreements with lower rates, the effects of which were partially offset by a decrease in franchise fees resulting from fewer franchise store openings in 1996. Beverage revenues increased $5.4 million (3.1%) to $178.1 million due to (i) an increase in finished beverage product sales (as opposed to concentrate) reflecting increased sales in the New York metropolitan area, the distribution rights to which were acquired during January 1995, as well as the full year effect of the 1995 addition of an herbal tea line and (ii) a volume increase in private label concentrate sales, both partially offset by a decrease in branded concentrate sales principally reflecting lower average selling prices.

    Gross profit increased $8.0 million to $213.5 million in 1996 while gross margins (gross profit divided by total revenues) were relatively unchanged at 45.8% in 1996 compared with 46.1% in 1995. Restaurant gross profit increased $7.2 million to $97.1 million due primarily to the effect of the increase in revenues described above and an increase in restaurant gross margins to 33.7% from 33.0%.The increase in restaurant gross margins was primarily due to lower beef costs and health insurance costs and an improvement in labor efficiencies due to fewer new store openings and related start-up costs in 1996 versus 1995, the effects of which were partially offset by a slightly lower percentage of royalties and franchise fees to total revenues. Beverage gross profit increased $0.8 million to $116.4 million as a result of the effect of the increase in net sales volume noted above, substantially offset by a decline in gross margins to 65.4% from 66.9% due to the increased sales of lower-margin finished product noted above and lower average selling prices for branded concentrate.

    Advertising, selling and distribution expenses declined $6.0 million to $102.5 million in 1996. Advertising and selling expenses in the beverage segment declined $9.4 million primarily due to (i) a net reduction in media spending for branded concentrate products and Draft Cola, for which there had been higher costs in connection with its launch in mid-1995 and (ii) lower beverage coupon costs reflecting reduced bottler utilization, partially offset by a $2.0 million provision in 1996 for uncollectible trade receivables from MetBev. Partially offsetting the decrease in the beverage segment, advertising and selling expenses in the restaurant segment increased $3.4 million primarily in response to competitive pressures, a larger company-owned store base and multi-brand restaurant development.

    General and administrative expenses decreased $9.7 million to $77.3 million in 1996, principally reflecting the effect of cost reduction efforts in both the restaurant and beverage segments and non-recurring 1995 charges of $2.1 million for the closing of certain unprofitable restaurants and a $1.2 million provision for the guarantee of MetBev's third party accounts payable since MetBev had experienced in 1995 and continued to experience in 1996 significant losses from operations There was no similar provision for the guarantee in 1996 since MetBev made similar purchases from a subsidiary of the Company in 1996.

    The 1995 and 1996 reductions in carrying value of long-lived assets impaired or to be disposed of result from the application of the evaluation measurement requirements under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was adopted in 1995. The 1996 provision of $58.9 million was recorded principally to reduce the carrying value of certain long-lived assets and certain identifiable intangibles to estimated fair value relating to the estimated loss on the anticipated disposal of long-lived assets in connection with the then planned sale of all company-owned restaurants. The reduction in carrying value of long-lived assets impaired or to be disposed of in the amount of $14.6 million in 1995 reflects a reduction in the net carrying value of certain restaurants and other long-lived restaurant assets which were determined to be impaired and a reduction in the net carrying value of certain other restaurants and equipment to be disposed of.

    The 1996 facilities relocation and corporate restructuring charge of $6.3 million is discussed above.

    Interest expense increased $3.3 million to $42.9 million in 1996 principally due to the full year effect in 1996 of financing for capital spending at the restaurant segment through mortgage and equipment notes principally during the second through fourth quarters of 1995 ($58.4 million was outstanding at December 31, 1996).

    Other income (expense), net improved $2.4 million to income of $0.6 million in 1996 principally due to $1.4 million of lower losses on asset disposals and the nonrecurring 1995 write-down of a $1.0 million investment in MetBev.

    The Company's benefit from income taxes in 1996 and 1995 represented effective rates of 32% and 27%, respectively. Such benefit rate is higher in 1996 due to the reduced effect in 1996 of the amortization of Goodwill as a result of the significantly greater 1996 pre-tax loss and a nonrecurring 1995 provision for income tax contingencies relating to the examination of the Company's income tax returns for the years 1989 through 1992.

Liquidity and Capital Resources

    Consolidated cash and cash equivalents (collectively "cash") increased $3.1 million during 1997 to $10.5 million. Such increase reflects (i) cash provided by financing activities of $5.5 million (a capital contribution of $6.2 million and net borrowings of $3.5 million from Triarc, net of repayments of long-term debt of $4.2 million) and (ii) cash provided by investing activities of $1.7 million (proceeds from sales of properties and the C&C Sale of $3.2 million less capital expenditures of $1.5 million), partially offset by cash used in operating activities of $4.1 million. The net cash used in operating activities reflects (i) a net loss of $2.0 million and (ii) cash used by changes in operating assets and liabilities of $20.3 million, both partially offset by net non-cash charges of $18.2 million consisting of (a) depreciation and amortization of $14.1 million (including a $3.0 million write-off of unamortized deferred financing costs), (b) provision for doubtful accounts of $2.9 million and (c) other of $1.2 million. The cash used by changes in operating assets and liabilities of $20.3 million principally reflects a $19.6 million decrease in accounts payable and accrued expenses, primarily due to the paydown of payables and accruals subsequent to the RTM Sale and C&C Sale which related to those sold operations. In conjunction with the full year effect of the change in the restaurant operations to exclusively franchising (see below) and the resulting anticipated improvement in operating results, the Company expects cash flows from operations during 1998 to be positive.

   Working capital (current assets less current liabilities) was $8.8 million at December 28, 1997, reflecting a current ratio (current assets divided by current liabilities) of 1.1:1. Such amount represents an increase in working capital of $47.8 million from December 31, 1996 principally reflecting (i) the $3.1 million increase in cash discussed above, (ii) the $19.6 million decrease in accounts payable and accrued expenses discussed above, (iii) a $12.9 million increase in current deferred income taxes reflecting an $11.8 million increase in the net operating loss carryforward under the tax sharing agreement with Triarc and (iv) a $12.6 million decrease in notes payable to affiliates reflecting the capital contribution forgiving the Demand Note (see below).

    On May 5, 1997, certain of the subsidiaries of the Company sold to RTM all of the 355 company-owned Arby's restaurants. The sales price consisted of cash and a promissory note (discounted value) aggregating $3.5 million (including $2.1 million of post-closing adjustments) and the assumption by RTM of mortgage and equipment notes payable to FFCA Mortgage Corporation ("FFCA") of $54.7 million (the "FFCA Borrowings") and capitalized lease obligations of $14.9 million. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales.

    As a result of the RTM Sale, the Company's remaining restaurant operations are exclusively franchising. The restaurant segment, without the operation of the company-owned restaurants, has begun to experience and will continue to benefit from improved cash flow as a result of (i) substantially reduced capital expenditures, (ii) higher royalty fees as a result of the aforementioned royalties relating to the restaurants sold to RTM and (iii) the reduction of operating costs, a process begun in the second quarter and whose full year effect should be realized in 1998.

    On July 18, 1997, the Company completed the C&C Sale consisting of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc., for consideration of $0.8 million in cash and an $8.6 million note (the "Kelco Note") with a discounted value of $6.0 million consisting of $3.6 million relating to the C&C Sale and $2.4 million relating to future revenues for services to be performed over seven years. The Kelco Note is due in monthly installments of varying amounts of approximately $0.1 million through August 2004.

    The $275.0 million aggregate principal amount of 9 3/4% senior secured notes due 2000 (the "Senior Notes") mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date. Interest at the rate of 9 3/4% per annum is payable semi-annually on February 1 and August 1 of each year. Under the indenture pursuant to which the

Senior Notes were issued (the "Senior Note Indenture"), substantially all of the Company's assets other than cash and cash equivalents are pledged as security. Obligations under the Senior Notes have been guaranteed by Royal Crown and TRG and all of the stock of Royal Crown and TRG are pledged as collateral for such guarantees. The Senior Note Indenture contains various covenants including, among others, restrictions on dividends and other similar payments and limitations on (i) the incurrence of indebtedness, (ii) asset dispositions, (iii) investments and (iv) affiliate transactions other than in the normal course of business. Under the terms of the Senior Note Indenture, as of December 28, 1997 RCAC could not pay any dividends, or make any loans or advances, to Its direct parent.

    The Company has $3.8 million and $0.5 million, respectively, as of December 28, 1997 of remaining FFCA mortgage notes and equipment notes after the assumption of the FFCA Borrowings. Such mortgage and equipment notes are repayable in equal monthly installments, including interest, through 2016 and 2003, respectively. Amounts due under these notes in 1998 aggregate $0.7 million consisting of $0.6 million to be assumed by RTM (and offset against a receivable from RTM for an equal amount) and $0.1 million to be paid in cash.

    During 1997 the Company reduced its borrowings from Triarc and its subsidiaries to $1.2 million (payable in 1998) from $20.5 million as of December 31, 1996, while a demand note receivable increased $0.4 million to $2.0 million. In May 1997, in connection with the RTM Sale, two subsidiaries of the Company issued common shares representing 49% of each of their common stock after such issuances to Triarc in exchange for consideration of $32.0 million consisting of cash of $6.2 million and forgiveness of the then outstanding balance of $23.2 million ($12.0 million as of December 31, 1996) under the Demand Note plus related accrued interest of $2.6 million. The $29.4 million excess of the consideration for the stock issued to Triarc of $32.0 million over Triarc's 49% minority interest in the two subsidiaries of $2.6 million as of May 5, 1997 was accounted for as a capital contribution to the Company. In addition, $6.5 million of a note due in February 1998 with an outstanding balance of $6.7 million as of December 31, 1996 was repaid to Triarc.

    Consolidated capital expenditures amounted to $1.5 million in 1997, which reflects reduced spending levels from 1996, principally in the restaurant segment, first in anticipation of and then as a result of the consummation of the RTM Sale. The Company expects that capital expenditures during 1998 will approximate $1.4 million, exclusive of $4.6 million the Company was required to reinvest in core business assets pursuant to the Senior Note Indenture as a result of the C&C Sale and certain other asset disposals. As of December 28, 1997, there were no outstanding commitments for such estimated capital expenditures other than the $4.6 million reinvestment requirement made in January 1998.

     Although the Company made no business acquisitions during 1997, the Company considers selective business acquisitions, as appropriate, to grow strategically and explores other alternatives to the extent it has available resources to do so.

    The Company is a party to a tax-sharing agreement with Triarc (the "Tax Sharing Agreement") whereby the Company is required to pay amounts relating to taxes based on the taxable income of the Company and its eligible subsidiaries on a stand alone basis. The Company had overpaid its 1993 tax obligation due to losses during the fourth quarter of 1993, and has experienced additional losses in 1994 through 1997. As a result, no subsequent payment has been required through December 28, 1997 and, considering the $35.5 million of net operating loss carryforwards under the Tax Sharing Agreement, the Company does not expect to be required to make any such payments during 1998.

    The Federal income tax returns of Triarc and its subsidiaries, including the Company, have been examined by the Internal Revenue Service ("IRS") for the tax years 1989 through 1992 and the IRS has issued notices of proposed adjustments relating to the Company increasing taxable income by approximately

$13.0 million. Triarc, on behalf of the Company, has resolved approximately $10.0 million of such proposed adjustments and, in connection therewith, the Company paid $4.6 million, including interest, in the fourth quarter of 1997. The Company intends to contest the unresolved adjustments of approximately $3.0 million at the appellate division of the IRS and, accordingly, the amount of any payments required as a result thereof cannot presently be determined.

    As of December 28, 1997, the Company had cash of $10.5 million available to meet its cash requirements. The Company's cash requirements for 1998, exclusive of operating cash flows, consist principally of (i) capital expenditures of $6.0 million, including the reinvestment requirement of $4.6 million made in January 1998, (ii) debt principal repayments of $2.1 million, including $1.2 million under affiliated notes, $0.8 million under other notes and $0.1 million under the FFCA Loan Agreements (exclusive of the $0.6 million to be assumed by RTM), (iii) payments, if any, to the IRS in connection with the $3.0 million of proposed adjustments relating to the Company from the examination of Triarc's income tax returns for the tax years 1989 through 1992 and (iv) the cost of business acquisitions, if any. The Company anticipates meeting all such requirements through existing cash and/or cash flows from operations and borrowings from Triarc under the Demand Note, to the extent available.

Legal and Environmental Matters

    The Company is involved in litigation, claims and environmental matters incidental to its business. The Company has reserves for such legal and environmental matters aggregating approximately $1.1 million as of December 28, 1997. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

Year 2000

    The Company has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. An assessment of the readiness of third party entities with which the Company has relationships, such as its suppliers, customers and payroll processor and others, is ongoing. As a result of such study, the Company believes the majority of its systems are year 2000 compliant. However, certain systems, which are significant to the Company, require remediation. The Company currently estimates it will complete the required remediation by the end of the first half of 1999. The current estimated cost of such remediation is approximately $1.5 million, including computer software costs. Such costs, other than software, will be expensed as incurred.

Inflation and Changing Prices

    Management believes that inflation did not have a significant effect on gross margins during 1995, 1996 and 1997, since inflation rates generally remained at relatively low levels. Historically, the Company has been successful in dealing with the impact of inflation to varying degrees within the limitations of the competitive environment of each segment of its business.

Recently Issued Accounting Pronouncements

    In June 1997 the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in the stockholder's equity during a period exclusive of stockholder investments and distributions to the stockholder. For the Company, in addition to net income (loss), comprehensive income includes any changes in the currency translation adjustment. In June 1997 the FASB also issued SFAS No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 requires disclosure in the Company's consolidated financial statements (including quarterly condensed consolidated financial statements) of financial and descriptive information by operating segment as used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 130 and SFAS 131 are effective for the Company's fiscal year beginning December 29, 1997 (exclusive of the quarterly segment data under SFAS 131 which is effective the following fiscal year) and require comparative information for earlier periods presented. The application of the provisions of both SFAS 130 and SFAS 131 will require an additional financial statement and may result in changes to segment disclosures but will not have any effect on the Company's reported consolidated results of operations or financial position.

Item 8.  Financial Statements and Supplementary Data.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Independent Auditors' Report..............................................  25
Consolidated Balance Sheets as of December 31, 1996 and December 28, 1997. 26 Consolidated Statements of Operations for the years ended December 31,
  1995 and 1996 and the fiscal year ended December 28, 1997...............  27
Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1995 and 1996 and the fiscal year ended
  December 28, 1997.......................................................  28
Consolidated Statements of Cash Flows for the years ended December 31,
  1995 and 1996 and the fiscal year ended December 28, 1997...............  29
Notes to Consolidated Financial Statements................................  31

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholder of RC/Arby's Corporation:

   We have audited the accompanying consolidated balance sheets of RC/Arby's Corporation (a wholly-owned subsidiary of CFC Holdings Corp.) and subsidiaries (the "Company") as of December 28, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 1997 and December 31, 1996 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 10, 1998

                       RC/ARBY'S CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                       December 31, December 28,
                                                            1996        1997
                                                            ----        ----
                                                             (In thousands)
                       ASSETS

Current assets:
  Cash and cash equivalents ($-0- and $7,075,000)........   $  7,411   $10,463
  Receivables, net (Note 4)..............................     35,151    34,991
  Note receivable from affiliate (Note 13)...............      1,650     2,000
  Inventories (Note 4)...................................     12,110    12,444
  Assets held for sale (Note 3)..........................     71,116         -
  Deferred income tax benefit (Note 7)...................      8,568    21,537
  Prepaid expenses and other current assets..............      6,761     3,583
                                                            --------  --------
    Total current assets.................................    142,767    85,018

Properties, net (Note 4).................................     11,943     8,805
Unamortized costs in excess of net assets of acquired
  companies (Note 4).....................................    159,123   153,396
Deferred income tax benefit (Note 7).....................     33,429    20,246
Deferred costs and other assets (Note 4).................     22,380    20,011
                                                            --------  --------
                                                            $369,642  $287,476
                                                            ========  ========
          LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-term debt (Notes 3, 5 and 6)...   $ 73,055   $ 1,556
  Notes payable to affiliates (Notes 5 and 13)...........     13,765     1,200
  Accounts payable.......................................     24,027    13,584
  Due to affiliates (Note 13)............................     12,283     8,062
  Accrued expenses (Note 4)..............................     58,659    51,846
                                                            --------  --------
    Total current liabilities............................    181,789    76,248

Long-term debt (Notes 5 and 6)...........................    281,110   279,606
Note payable to affiliate (Notes 5 and 13)...............      6,700         -
Deferred income and other liabilities....................     14,011    18,482
Commitments and contingencies (Notes 2, 7,10, 11 and 12)

Stockholder's equity (deficit) (Notes 5, 10 and 13):
  Common stock, $1.00 par value; authorized 3,000 shares;
    issued and outstanding 1,000 shares..................          1         1
  Additional paid-in capital.............................     44,300    73,690
  Accumulated deficit....................................   (158,269) (160,253)
  Currency translation adjustment........................          -      (298)
                                                            --------  --------
    Total stockholder's deficit..........................   (113,968)  (86,860)
                                                            --------  --------
                                                            $369,642  $287,476
                                                            ========  ========
         See accompanying notes to consolidated financial statements.

                     RC/ARBY'S CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year ended
                                                  ----------------------------
                                                     December 31,
                                                  ----------------- December 28,
                                                    1995      1996     1997
                                                  -------   -------- --------
                                                         (In thousands)

Revenues:
  Net sales..................................... $389,591   $409,100  $221,077
  Royalties.....................................   50,135     53,639    62,388
  Franchise fees................................    4,648      2,834     3,149
  Other revenues................................    1,009        779       696
                                                 --------   --------  --------
                                                  445,383    466,352   287,310
                                                 --------   --------  --------

Costs and expenses:
  Cost of sales.................................  239,870    252,811   100,470
  Advertising, selling and distribution (Note 1)  108,584    102,535    77,497
  General and administrative....................   87,038     77,339    61,762
  Reduction in carrying value of long-lived assets
   impaired or to be disposed of (Note 3).......   14,647     58,900         -
  Facilities relocation and corporate
   restructuring (Note 8).......................        -      6,350     7,034
                                                 --------   --------  --------
                                                  450,139    497,935   246,763
                                                 --------   --------  --------

     Operating profit (loss)....................   (4,756)   (31,583)   40,547

Interest expense................................  (39,565)   (42,883)  (35,749)
Other income (expense), net (Notes 3 and 13)....   (1,818)       562       (50)
                                                 --------   --------   -------

     Income (loss) before income taxes
      and extraordinary charge..................  (46,139)   (73,904)    4,748

Benefit from (provision for) income taxes
  (Note 7)......................................   12,489     23,346    (4,932)
                                                 --------   --------   -------

     Loss before extraordinary charge...........  (33,650)   (50,558)     (184)

Extraordinary charge (Note 9)...................        -          -    (1,800)
                                                 --------   --------   -------

     Net loss................................... $(33,650)  $(50,558)  $(1,984)
                                                 ========   ========   =======

         See accompanying notes to consolidated financial statements.

                     RC/ARBY'S CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                   For the three years ended December 28, 1997





                              Common Stock
                            -----------------  Additional             Currency
                              Number            Paid-In  Accumulated Translation
                            of Shares  Amount   Capital    Deficit   Adjustment
                            ---------  ------   -------    -------   ----------
                                             (Dollars in thousands)


Balance at December 31, 1994.. 1,000   $    1   $ 35,435   $(74,061)   $      -
   Capital contribution
    (Note 13).................     -        -      8,865          -           -
   Net loss...................     -        -          -    (33,650)          -
                               -----   ------   --------  ---------    --------
Balance at December 31, 1995.. 1,000        1     44,300   (107,711)          -
   Net loss...................     -        -          -    (50,558)          -
                               -----   ------   --------  ---------    --------
Balance at December 31, 1996.. 1,000        1     44,300   (158,269)          -
   Capital contribution
    (Note 13).................     -        -     29,390          -           -
   Net loss...................     -        -          -     (1,984)          -
   Net change in currency
     translation adjustment...     -        -          -          -        (298)
                               -----   ------   --------  ---------    --------
Balance at December 28, 1997.. 1,000   $    1   $ 73,690  $(160,253)   $   (298)
                               =====   ======   ========  =========    ========

         See accompanying notes to consolidated financial statements.

                        RC/ARBY'S CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year ended
                                                   ----------------------------
                                                      December 31,
                                                   ---------------- December 28,
                                                    1995      1996      1997
                                                   ------    ------    ------
                                                          (In thousands)

Cash flows from operating activities:
   Net loss..................................... $ (33,650) $ (50,558) $ (1,984)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Amortization of costs in excess of net
        assets of acquired companies and
        other intangibles.......................     9,399      8,597     7,204
      Depreciation and amortization
        of properties...........................    13,768     14,095     1,803
      Reduction in carrying value of
        long-lived assets.......................    14,647     58,900         -
      Amortization of deferred financing costs..     2,204      2,369     2,174
      Write-off of unamortized deferred
        financing costs.........................         -          -     2,950
      Provision for facilities relocation
        and corporate restructuring.............         -      6,350     7,034
      Payments on facilities relocation
        and corporate restructuring.............      (711)      (224)   (6,097)
      Provision for doubtful accounts...........     1,970      3,095     2,892
      Provision for (benefit from) deferred
        income taxes............................   (10,477)   (24,377)      214
      Other, net................................      (580)       (91)       44
      Changes in operating assets and liabilities:
        Decrease (increase) in:
          Receivables...........................    (5,074)    (7,576)    1,011
          Inventories...........................    (2,367)     1,120    (2,862)
          Prepaid expenses and other
           current assets.......................      (999)        91     2,709
        Increase (decrease) in:
          Accounts payable and accrued expenses.     5,262       (728)  (19,632)
          Due to affiliates.....................     6,631      2,404    (1,584)
                                                   -------    -------   -------
Net cash provided by (used in) operating
  activities....................................        23     13,467    (4,124)
                                                   -------    -------   -------

Cash flows from investing activities:
   Proceeds from sales of properties
     and businesses.............................     1,997      1,408     3,175
   Capital expenditures.........................   (48,556)   (16,175)   (1,480)
   Business acquisitions........................   (14,335)    (1,972)        -
   Investment in affiliate......................    (1,000)         -         -
                                                   -------    -------   -------
Net cash provided by (used in) investing
  activities....................................   (61,894)   (16,739)    1,695
                                                   -------    -------   -------

Cash flows from financing activities:
   Capital contribution.........................     8,865          -     6,211
   Net borrowings from affiliates...............     5,950      3,690     3,535
   Repayments of long-term debt.................    (3,358)    (6,453)   (4,265)
   Proceeds from long-term debt ................    61,620      4,027         -
   Deferred financing costs.....................    (3,347)      (325)        -
                                                   -------    -------   -------
Net cash provided by financing activities.......    69,730        939     5,481
                                                   -------    -------   -------

Net increase (decrease) in cash.................     7,859     (2,333)    3,052
Cash at beginning of year.......................     1,885      9,744     7,411
                                                   -------    -------   -------
Cash and cash equivalents at end of year........   $ 9,744    $ 7,411   $10,463
                                                   =======    =======   =======

                                      (continued)

                        RC/ARBY'S CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)


                                                             Year ended
                                                    ---------------------------
                                                      December 31,
                                                    --------------- December 28,
                                                     1995      1996     1997
                                                    ------    ------   ------
                                                            (In thousands)
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
   Interest....................................... $36,683   $ 37,931   $36,634
                                                   =======   ========   =======
   Income taxes (refunds), net.................... $   740   $   (101)  $ 3,059
                                                   =======   ========   =======

Supplemental disclosures of noncash investing and
  financing activities:
   Total capital expenditures..................... $48,918   $ 16,175   $ 1,480
   Amounts representing capitalized leases........    (362)         -         -
                                                   -------   --------   -------
     Capital expenditures paid in cash............ $48,556   $ 16,175   $ 1,480
                                                   =======   ========   =======

   As described in Note 13, in May 1997 two subsidiaries of the Company issued common shares representing 49% of each of their common stock after such issuances to Triarc Companies, Inc. ("Triarc"), the Company's indirect parent, in consideration for forgiveness of the then outstanding principal balance and accrued interest aggregating $25,788,000 under a note payable by the Company to Triarc together with cash of $6,211,000.











         See accompanying notes to consolidated financial statements.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 28, 1997



(1) Summary of Significant Accounting Policies

Principles of Consolidation

  The consolidated financial statements include the accounts of RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company"), a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"), and its subsidiaries. The Company's principal wholly-owned subsidiaries are Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. (d/b/a Triarc Restaurant Group - "TRG"). Additionally, the Company has three which, prior to the May 1997 sale of all company-owned restaurants (see Note 3), owned and/or operated Arby's restaurants, consisting of Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC"). All significant intercompany balances and transactions have been eliminated in consolidation.

Change in Fiscal Year

  Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's 1997 fiscal year commenced January 1, 1997 and ended December 28, 1997. Such period is referred to herein as "the year ended December 28, 1997" or "1997". December 28, 1997 and December 31, 1996 are referred to herein as "Year-End 1997" and "Year-End 1996", respectively.

Cash Equivalents

  All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company typically invests its excess cash in commercial paper of high credit-quality entities and in a U.S Treasury money market fund.

Inventories

  Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.

Properties and Depreciation and Amortization

  Properties   are   stated  at  cost  less   accumulated   depreciation   and
amortization. Depreciation and amortization of properties is computed on the straight-line basis using the estimated useful lives of the related major classes of properties: 3-15 years for machinery and equipment and 15-40 years for buildings. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


Amortization of Intangibles

  Costs in excess of net assets of acquired companies ("Goodwill") are being amortized on the straight-line basis over 31 to 40 years. Goodwill associated with certain restaurant acquisitions was amortized over 15 years prior to being written off as of December 31, 1996. Trademarks are being amortized on the straight-line basis over 15 years. Deferred financing costs are being amortized as interest expense over the lives of the respective debt using the interest rate method.

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

  Long-Lived Assets

  Effective October 1, 1995 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 3).

Derivative Financial Instrument

  The Company had an interest rate swap agreement (see Note 5) entered into in order to synthetically alter the interest rate of certain of the Company's fixed-rate debt until the agreement's maturity in 1996. The Company calculated the estimated remaining amount to be paid or received under the interest rate swap agreement for the period from the periodic settlement date immediately prior to the financial statement date through the end of the agreement based on the interest rate applicable at the financial statement date and recognized such amount which applied to the period from the last periodic settlement date through the financial statement date as a component of interest expense. Thus the recognition of gain or loss from the interest rate swap agreement was effectively correlated with the underlying debt. A payment received at the inception of the agreement, which was deemed to be a fee to induce the Company to enter into the agreement, was amortized over the full life of the agreement since the Company was not at risk for any gain or loss on such payment.

Foreign Currency Translation

  Financial statements of foreign subsidiaries are prepared in their respective local currencies and translated into United States dollars at the current exchange rates for assets and liabilities and an average rate for the year of revenues, costs and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited directly to the "Currency translation adjustment" component of "Stockholder's equity (deficit)".

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


Advertising Costs

  The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $37,064,000, $31,056,000 and $16,068,000 for
1995, 1996 and 1997, respectively. In addition the Company supports its beverage bottlers and distributors with promotional allowances, a portion of which is utilized for indirect advertising by such bottlers and distributors. Promotional allowances amounted to $58,431,000, $55,982,000 and $48,528,000 for 1995, 1996 and 1997, respectively.

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

Franchise Fees and Royalties

  Franchise fees are recognized as income when a franchised restaurant is opened. Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised outlet and are accrued as earned.

Reclassifications

  Certain  amounts  included  in  the  prior  years'  consolidated   financial
statements  have  been   reclassified  to  conform  with  the  current  year's
presentation.

(2) Significant Risks and Uncertainties

Nature of Operations

  The Company is a holding company which is engaged in two lines of business (each with the indicated percentage of the Company's consolidated revenues for the year ended December 28, 1997): beverages (51%) and restaurants (49%).

  The beverage segment produces and sells concentrates used in the production and distribution of soft drinks by independent bottlers under the brand names RC Cola(R), Diet RC Cola(R), Diet Rite Cola(R), Diet Rite(R) flavors, Nehi(R), Upper 10(R), and Kick(R). The restaurant segment primarily franchises Arby's quick service restaurants representing the largest franchise restaurant system specializing in roast beef sandwiches. Prior to the May 1997 sale of all company-owned restaurants, the Company also operated Arby's(R) restaurants (see Note 3). The Company operates its businesses principally throughout the United States with minimal foreign exposure.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


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

Significant Estimates

  The Company's significant estimates are for costs related to provisions for examinations of Triarc's income tax returns by the Internal Revenue Service ("IRS") (see Note 7).

Certain Risk Concentrations

  The Company believes that its vulnerability to risk concentrations related to significant customers and vendors, products sold and sources of its raw materials is somewhat mitigated due to the diversification of its two businesses. In addition, no customer accounted for more than 10% of consolidated revenues in 1997. While the beverage segment has chosen to purchase certain raw materials (such as aspartame) on an exclusive basis from single suppliers, the Company believes that, if necessary, adequate raw materials can be obtained from alternate sources. Risk of geographical concentration is also minimized since each of the businesses generally operates throughout the United States with minimal foreign exposure.

(3) Dispositions and Prior Year Business Acquisitions

Sale of Restaurants

  On May 5, 1997 certain subsidiaries of the Company sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 company-owned restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $3,471,000 (including $2,092,000 of post-closing adjustments) and the assumption by RTM of an aggregate $54,682,000 in mortgage and equipment notes payable and $14,955,000 in capitalized lease obligations. RTM now operates the 355 restaurants as a franchisee and pays royalties to the Company at a rate of 4% of those restaurants' net sales effective May 5, 1997. In 1997 the Company recorded a $4,089,000 loss on the sale included in "Other income (expense), net", which
(i) includes a $1,457,000 provision for the fair value of the Company's effective guarantee of future lease commitments and debt repayments assumed by RTM for which the Company or Triarc remains contingently liable if the payments are not made by RTM and (ii) is exclusive of an extraordinary charge in connection with the early extinguishment of debt (see Note 9). The results of operations of the sold restaurants have been included in the accompanying consolidated statements of operations until the May 5, 1997 date of sale. Following the RTM Sale, the Company continues as the franchisor of the more than 3,000 store Arby's system. See below under "Pro Forma Operating Data" for the unaudited supplemental pro forma condensed summary operating data of the Company (the "Pro Forma Data") for the years ended December 31, 1996 and December 28, 1997 giving effect to the RTM Sale and the C&C Sale (see below).

  In 1996 the Company recorded a $58,900,000 charge reported as "Reduction in carrying value of long-lived assets impaired or to be disposed of" to (i) reduce the carrying value of the long-lived assets to be sold (reported as

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


"Assets held for sale" in the accompanying consolidated balance sheet as of December 31, 1996) by $46,000,000 to estimated fair value consisting of adjustments to "Properties, net" of $36,343,000, "Unamortized costs in excess of net assets of acquired companies" of $5,214,000 and "Deferred costs and other assets" of $4,443,000 and (ii) provide for associated net liabilities of approximately $12,900,000, principally reflecting the present value of certain equipment operating lease obligations which would not be assumed by the purchaser and estimated closing costs. The estimated fair value was determined based on the terms of the February 1997 agreement for the RTM Sale including the then anticipated sales price. During 1996 the operations of the restaurants to be disposed of had net sales of $231,041,000 and a pretax loss of $3,897,000. Such loss reflected $10,071,000 of allocated general and administrative expenses and $8,692,000 of interest expense related to the mortgage and equipment notes and capitalized lease obligations directly related to the operations of the restaurants sold to RTM.

  In 1995 the Company recorded a provision of $14,647,000 in its restaurant segment consisting of a $12,019,000 reduction in the net carrying value of certain restaurants and other restaurant-related long-lived assets which were determined to be impaired and a $2,628,000 reduction to a net carrying value of $975,000 of certain restaurants and related equipment to be disposed. Such provision reduced "Properties, net" by $12,425,000, "Unamortized costs in excess of net assets of acquired companies" by $1,260,000 and "Deferred costs and other assets" by $962,000 to reflect the fair value of the respective assets. The fair value was generally determined by applying a fair market capitalization rate to the estimated expected future annual cash flows. The results of operations of the restaurants to be disposed as of December 31, 1995 resulted in a pre-tax loss of $806,000 for the year ended December 31, 1995.

C&C Sale

  On July 18, 1997, the Company completed the sale (the "C&C Sale" and, together with the RTM Sale, the "Sales") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ("Kelco"), for $750,000 in cash and an $8,650,000 note (the "Kelco Note") with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. The $2,380,000 of deferred revenues consists of (i) $2,096,000 relating to minimum take-or-pay commitments for sales of concentrate for C&C products to Kelco and (ii) $284,000 relating to future technical services to be performed for Kelco by the Company, both under the contract with Kelco. The excess of the proceeds of $4,373,000 over the carrying value of the C&C trademark of $1,575,000 and the related equipment of $2,000 resulted in a pretax gain of $2,796,000 which, commencing in the third quarter of 1997, is being recognized pro rata between the gain on sale and the carrying value of the assets sold based on the cash proceeds and collections under the Kelco Note since realization of the Kelco
Note is not yet fully assured. Accordingly, a gain of $576,000 was recognized in "Other income (expense), net" in the accompanying consolidated statement of operations for the year ended December 28, 1997. See below under "Pro Forma Operating Data" for the Pro Forma Data giving effect to the Sales.

Pro Forma Operating Data (Unaudited)

  The following Pro Forma Data of the Company for the years ended December 31, 1996 and December 28, 1997 have been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations to give effect to the Sales as if the Sales had been consummated as of January 1, 1996. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Sales actually been consummated on January 1, 1996 or of the Company's

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


future results of  operations  and  are  as  follows  (in thousands):

                                     1996                    1997
                            ------------------------ ------------------------
                            As Reported Pro Forma(a) As Reported Pro Forma(a)
                            ----------- ------------ ----------- ------------

  Revenues..................  $466,352   $236,339     $287,310    $209,240
  Operating profit (loss)...   (31,583)    34,172       40,547      45,675
  Income (loss) before
    extraordinary charge....   (50,558)    (3,373)        (184)      7,305
--------------------
  (a) The effect of the RTM Sale consists of (i) the elimination of revenues and expenses (including the reduction in carrying value of long-lived assets impaired or to be disposed of for 1996 and the elimination of loss on sale for
1997) related to the sold Arby's restaurants, (ii) a decrease to interest expense associated with the assumption of debt by RTM and the forgiveness and repayment of certain amounts then outstanding under notes payable to Triarc (see Note 13) and (iii) the income tax effects of the above. The effect of the elimination of income and expenses of the sold restaurants is significantly greater in 1996 as compared with 1997 principally due to two 1996 eliminations which did not recur in 1997 for (i) a $58,900,000 reduction in carrying value of long-lived assets associated with the restaurants sold and (ii) depreciation and amortization on the long-lived restaurant assets sold, which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized while they were held for sale. The effect of the C&C Sale consists of (i) the elimination of revenues and expenses related to the C&C beverage line, (ii) realization of deferred revenues based on the portion of the minimum take-or-pay commitment for sales of concentrate for C&C products to Kelco and from fees related to technical services performed, both under the contract with Kelco, (iii) imputation of interest expense on the deferred revenues, (iv) recognition of the cost of the concentrate to be sold, (v) elimination of the aforementioned $576,000 gain on the sale of C&C recorded in 1997, (vi) accretion of the discount on the portion of the Kelco Note relating to the C&C Sale and (vii) the income tax effects of the above.

Purchase Price Allocations of Prior Years Acquisitions

   The Company consummated several business acquisitions during 1995 and 1996 for cash of $14,335,000 and $1,972,000, respectively. All such acquisitions have been accounted for in accordance with the purchase method of accounting. In accordance therewith, the following table sets forth the allocation of the aggregate purchase prices and a reconciliation to "Business acquisitions" in the accompanying consolidated statements of cash flows (in thousands):

                                                        1995         1996
                                                        ----         ----
 Deferred costs and other assets..................... $ 4,376      $ 4,268
 Properties..........................................   9,219            -
 Goodwill............................................   2,708            -
 Net current assets (liabilities)....................     758         (358)
 Other liabilities...................................       -         (188)
 Long-term debt assumed including current portion....  (2,726)           -
                                                      -------      -------
                                                       14,335        3,722
 Less: Long-term debt issued to sellers..............       -       (1,750)
                                                      -------      -------
                                                      $14,335      $ 1,972
                                                      =======      =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997



Cancellation of Spinoff Transactions

 In October 1996 Triarc had announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of the Company) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). In May 1997 Triarc announced it would not proceed with the Spinoff Transactions as a result of its acquisition of Snapple Beverage Corp. ("Snapple") and other issues.

(4) Balance Sheet Detail

Receivables, net

 The following is a summary of the components of receivables (in thousands):

                                                           Year-End
                                                       -----------------
                                                       1996         1997
                                                       ----         ----
    Receivables:
        Trade......................................   $35,749     $33,843
        Other......................................     4,061       7,833
                                                      -------     -------
                                                       39,810      41,676
    Less allowance for doubtful accounts............    4,659       6,685
                                                      -------     -------
                                                      $35,151     $34,991
                                                      =======     =======

 The following is an analysis of the allowance for doubtful accounts (in thousands):

                                               1995      1996       1997
                                              ------    ------     ------

    Balance at beginning of year..........   $    986   $ 1,910    $4,659
    Provision for doubtful accounts
      (Note 13)...........................      1,970     3,095     2,892
    Recoveries of doubtful accounts.......         44        53       130
    Uncollectible accounts written off....     (1,090)     (399)     (996)
                                             --------   -------    ------
    Balance at end of year................   $  1,910   $ 4,659    $6,685
                                             ========   =======    ======

   Substantially all receivables are pledged as collateral for certain debt (see Note 5).

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


Inventories

  The following is a summary of the components of inventories (in thousands):

                                                            Year-End
                                                        ----------------
                                                        1996        1997
                                                        ----        ----

    Raw materials..................................   $ 8,184     $ 5,904
    Work in process................................       467         214
    Finished goods.................................     3,459       6,326
                                                      -------     -------
                                                      $12,110     $12,444
                                                      =======     =======

   Substantially all inventories are pledged as collateral for certain debt (see Note 5).

Properties, net

   The following is a summary of the components of properties, net (in thousands):

                                                           Year-End
                                                       -----------------
                                                       1996         1997
                                                       ----         ----

    Land............................................  $ 3,413      $2,351
    Buildings and improvements and
      leasehold improvements........................   11,422       8,277
    Machinery and equipment.........................   13,359       8,938
    Leased assets capitalized.......................      888         493
                                                      -------      ------
                                                       29,082      20,059
    Less accumulated depreciation and amortization..   17,139      11,254
                                                      -------      ------
                                                      $11,943      $8,805
                                                      =======      ======

   Substantially all properties are pledged as collateral for certain debt (see Note 5).

Unamortized Costs in Excess of Net Assets of Acquired Companies

  The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

                                                           Year-End
                                                       ----------------
                                                       1996        1997
                                                       ----        ----

    Costs in excess of net assets of
      acquired companies............................ $223,721     $223,721
    Less accumulated amortization...................   64,598       70,325
                                                     --------     --------
                                                     $159,123     $153,396
                                                     ========     ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


Deferred Costs and Other Assets

   The following is a summary of the components of deferred costs and other assets (in thousands):

                                                           Year-End
                                                       ----------------
                                                       1996        1997
                                                       ----        ----

    Deferred financing costs........................  $18,987     $15,739
    Less accumulated amortization of
     deferred financing costs.......................    8,077       9,953
                                                      -------     -------
      Deferred financing costs, net.................   10,910       5,786
                                                      -------     -------

    Trademarks......................................    7,748       5,801
    Less accumulated amortization of trademarks.....      934       1,099
                                                      -------     -------
      Trademarks, net...............................    6,814       4,702
                                                      -------     -------

    Notes receivable................................        -       7,181
    Other...........................................    4,656       2,342
                                                      -------     -------
                                                      $22,380     $20,011
                                                      =======     =======
Accrued Expenses

   The following is a summary of the components of accrued expenses (in thousands):

                                                           Year-End
                                                       ----------------
                                                       1996        1997
                                                       ----        ----

    Accrued interest................................  $16,949     $15,286
    Accrued advertising.............................   12,504       9,436
    Accrued compensation and related benefits.......   11,208       6,501
    Accrued rent and other costs on closed
      restaurants not sold to RTM...................    2,145       4,932
    Other...........................................   15,853      15,691
                                                      -------     -------
                                                      $58,659     $51,846
                                                      =======     =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


(5) Long-term Debt and Notes Payable to Affiliates

  Long-term debt consisted of the following (in thousands):

                                                            Year-End
                                                        ----------------
                                                        1996        1997
                                                        ----        ----

  9 3/4% senior secured notes due 2000 (a)............$275,000    $275,000
  Mortgage notes payable to FFCA Mortgage Corporation
   ("FFCA"), bearing interest at a weighted average
   rate of 10.35% as of December 28, 1997,
   due through 2016 (b)...............................  52,136       3,818
  Equipment notes payable to FFCA, bearing interest at
   10 1/2% at December 28, 1997, due through 2003 (b).   6,236         479
  Notes, bearing interest at 7.94% to 9.69%,
   due through 1999...................................   4,865       1,396
  Capitalized lease obligations (c)...................  15,928         469
                                                      --------    --------
   Total debt......................................... 354,165     281,162
   Less amounts payable within one year...............  73,055       1,556
                                                      --------    --------
                                                      $281,110    $279,606
                                                      ========    ========

   Notes payable to affiliates consisted of the following (in thousands):

                                                           Year-End
                                                       -----------------
                                                       1996         1997
                                                       ----         ----
  Note payable to Chesapeake Insurance Company
    Limited ("Chesapeake Insurance", an
    affiliate) bearing interest at 9 1/2%
    due in 1998 (Note 13)..........................   $1,750       $ 1,000
  Note payable to Triarc bearing interest at 11.875%
    due in 1998 (Note 13)..........................    6,700           200
  Note payable to Triarc bearing interest at 11.875%
    due on demand (Note 13)........................   12,015             -
                                                      ------       -------
        Total notes payable to affiliates..........   20,465         1,200
  Less amounts payable within one year.............   13,765         1,200
                                                      ------       -------
                                                      $6,700       $     -
                                                      ======       =======

  Aggregate  annual   maturities  of  long-term  debt  and  notes  payable  to
affiliates, including capitalized lease obligations, were as follows as of December 28, 1997 (in thousands):

    1998............................................ $  2,756
    1999............................................      802
    2000............................................  275,187
    2001............................................      208
    2002............................................      232
    Thereafter......................................    3,177
                                                     --------
                                                     $282,362
                                                     ========

(a) Prior to 1995 the Company entered into a three-year interest rate swap agreement (the "Swap Agreement") in the amount of $137,500,000. Under the Swap Agreement, interest on $137,500,000 was paid by the Company at a floating rate

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


(the "Floating Rate") based on the 180-day London Interbank Offered Rate and the Company received interest at a fixed rate of 4.72%. The Floating Rate was set at the inception of the Swap Agreement through January 31, 1994 and thereafter was retroactively reset at the end of each six-month calculation period through July 31, 1996 and at the maturity of the Swap Agreement on September 24, 1996. The transaction effectively changed the Company's interest rate on $137,500,000 of the 9 3/4% senior secured notes due 2000 (the "Senior Notes") from a fixed rate to a floating-rate basis through September 24, 1996. Under the Swap Agreement during 1994 the Company received $614,000 which was determined at the inception of the Swap Agreement. Subsequently, the Company paid (i) $2,271,000 during 1995 in connection with such year's two six-month reset periods and (ii) $1,631,000 during 1996 in connection with such year's two six-month reset periods and the reset period ending with the agreement's maturity on September 24, 1996.

(b) ARDC and ARHC maintained loan and financing agreements with FFCA which permitted borrowings in the form of mortgage notes (the "Mortgage Notes") and equipment notes (the "Equipment Notes" and, collectively with the Mortgage Notes, the "FFCA Loan Agreements"). As discussed in Note 3, in May 1997 RTM assumed an aggregate $54,682,000 of Mortgage Notes and Equipment Notes in connection with the RTM Sale. The remaining Mortgage Notes and Equipment Notes are repayable in equal monthly installments, including interest, over twenty and seven years through 2016 and 2003, respectively.

(c) As discussed in Note 3, in May 1997 RTM assumed $14,955,000 of capitalized lease obligations associated with the restaurants sold.

  Under the indenture (the "Senior Note Indenture") pursuant to which the Senior Notes were issued, substantially all of the Company's assets other than cash and cash equivalents are pledged as security. In addition, obligations under the Senior Notes have been guaranteed by Royal Crown and TRG and all of the stock of Royal Crown and TRG are pledged as collateral for such guarantees. Since the non-guarantor subsidiaries, primarily ARDC, ARHC and AROC, were not inconsequential, condensed consolidating financial statements of the Company, reporting the parent company only, the guarantors in the aggregate and the non-guarantors in the aggregate are set forth in Note 15. Triarc remains contingently liable under its guarantee for the borrowings under the FFCA Loan Agreements which were assumed by RTM in connection with the RTM sale upon the failure, if any, of RTM to satisfy such obligations. The Senior Note Indenture contains various covenants including, among others, restrictions on dividends and other similar payments and limitations on (i) the incurrence of indebtedness, (ii) asset dispositions, (iii) investments and
(iv) affiliate transactions other than in the normal course of business. Under the terms of such indenture, as of December 28, 1997 the Company could not pay any dividends or make any loans or advances to CFC Holdings.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


(6) Fair Value of Financial Instruments

  The Company has the following financial instruments for which the disclosure of fair values is required: cash and cash equivalents, accounts receivable and payable, affiliated notes receivable and payable, accrued expenses and long-term debt. The carrying amounts of cash and cash equivalents, affiliated notes receivable and payable, accounts payable and accrued expenses approximated fair value due to the short-term maturities of such assets and liabilities. The carrying amount of accounts receivable approximated fair value due to the related allowance for doubtful accounts. The carrying amounts and fair values of long-term debt were as follows (in thousands):

                                                 Year-End
                                 ----------------------------------------
                                          1996               1997
                                 -------------------- -------------------
                                   Carrying   Fair     Carrying   Fair
                                    Amount    Value     Amount    Value
                                    ------    -----     ------    -----
Long-term debt (Note 5):
  Senior Notes................... $275,000  $283,000  $275,000   $279,000
  FFCA Loan Agreements...........   58,372    61,814     4,297      4,612
  Other long-term debt...........   20,793    20,793     1,865      1,865
                                  --------  --------  --------   --------
                                  $354,165  $365,607  $281,162   $285,477
                                  ========  ========  ========   ========

  The fair values of the Senior Notes are based on quoted market prices at the respective reporting dates. The fair values of the Mortgage Notes and Equipment Notes under the FFCA Loan Agreements were determined by discounting the future monthly payments using the then rate of interest available under such agreements at December 31, 1996 and a rate assumed to be available given the same spread over a current Treasury bond yield for securities with similar durations at December 28, 1997. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since (i) for capitalized lease obligations, the weighted average implicit interest rate approximates current levels and (ii) for other notes, the remaining maturities are relatively short-term.

(7) Income Taxes

  As discussed in Note 1, the Company is included in the consolidated Federal income tax return of Triarc. Pursuant to a tax sharing agreement, the Company provides for Federal income taxes on the same basis as if it filed a separate consolidated return. As of December 31, 1996 and December 28, 1997, the
Company was in a net operating loss position and, as such, all of the Company's income tax related balances are reported as deferred income taxes.

  The income (loss) before income taxes and extraordinary charge consisted of the following components (in thousands):

                                               1995       1996      1997
                                             --------   --------  --------

    Domestic..............................   $(44,191)  $(70,496)  $  4,534
    Foreign...............................     (1,948)    (3,408)       214
                                             --------   --------   --------
                                             $(46,139)  $(73,904)  $  4,748
                                             ========   ========   ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997



  The benefit from (provision for) income taxes consisted of the following components (in thousands):

                                               1995       1996       1997
                                             --------   -------    --------

  Current:
    Federal.................................  $ 1,986    $    39   $ (3,383)
    State...................................      383       (700)      (891)
    Foreign.................................     (357)      (370)      (444)
                                              -------    --------  --------
                                                2,012     (1,031)    (4,718)
                                              -------    --------  --------

 Deferred:
    Federal.................................    9,642     21,963        202
    State...................................      835      2,414       (416)
    Foreign.................................        -          -          -
                                             --------   --------   --------
                                               10,477     24,377       (214)
                                             --------   --------   --------
                                             $ 12,489   $ 23,346   $ (4,932)
                                             ========   ========   ========

  The current and net non-current deferred income tax assets resulted from the following components (in thousands):

                                                           Year-End
                                                       ----------------
                                                       1996        1997
                                                       ----        ----
 Current deferred income tax assets:
    Net operating loss carryforward under tax
      sharing agreement with Triarc and state
      net operating loss carryforwards.............. $     -      $11,809
    Accrued employee benefit costs..................   2,525        1,794
    Allowance for doubtful accounts.................   1,729        2,478
    Accrued rent and other costs on closed
      restaurants not sold to RTM...................     834        1,919
    Facilities relocation and corporate restructuring    806        1,185
    Accrued interest relating to income tax matters.   1,176          773
    Accrued advertising and promotion...............     628          102
    Other, net......................................     870        1,477
                                                     -------      -------
                                                       8,568       21,537
                                                     -------      -------

 Non-current deferred income tax assets (liabilities):
    Net operating loss carryforward under tax
      sharing agreement with Triarc and state
      net operating loss carryforwards..............   9,198       23,687
    Depreciation and other properties
      basis differences.............................  27,737         (314)
    Reserve for income tax contingencies............  (6,794)      (6,388)
    Deferred franchise fees.........................   1,330        1,581
    Other, net......................................   1,958        1,680
                                                     -------      -------
                                                      33,429       20,246
                                                     -------      -------
                                                     $41,997      $41,783
                                                     =======      =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


   As of December 28, 1997 the Company had net operating loss carryforwards for Federal income tax purposes under its tax sharing agreement with Triarc of approximately $94,175,000. Such carryforwards will expire approximately $11,134,000, $6,827,000, $13,575,000, $1,956,000 and $60,683,000 in 2008,
2009, 2010, 2011 and 2012.

   The difference between the reported benefit from (provision for) income taxes and the tax benefit (provision) that would result from applying the 35% Federal statutory rate to the income (loss) before income taxes and extraordinary charge is reconciled as follows (in thousands):

                                                    1995      1996    1997
                                                   ------    ------  ------

     Income tax benefit (provision) computed at
        Federal statutory rate....................$16,149   $25,866 $(1,662)
     Decrease (increase) in Federal tax
      provision resulting from:
       Amortization of non-deductible Goodwill.... (2,005)   (2,005) (2,005)
       State income (taxes) benefit, net of
         Federal income tax effect................    792     1,114    (850)
       Foreign tax rate in excess of United States
         Federal statutory rate and foreign
         withholding taxes, net of Federal
         income tax benefit.......................   (307)     (241)   (233)
       Effect of net operating losses of foreign
         subsidiary for which no tax carryback
         benefit is available.....................   (548)   (1,193)      -
       Provision for income tax contingencies..... (1,100)        -       -
       Non-deductible amortization of restricted
         stock....................................   (418)        -       -
       Other, net.................................    (74)     (195)   (182)
                                                  -------   ------- -------
                                                  $12,489   $23,346 $(4,932)
                                                  =======   ======= =======

  The Federal income tax returns of Triarc and its subsidiaries, including the Company, have been examined by the IRS for the tax years 1985 through 1988. Triarc resolved all issues related to such audit and, in connection therewith, the Company paid $407,000 in 1996 in final settlement of such examination. Such amount had been fully reserved in years prior to 1995. The IRS has completed its examination of the Federal income tax returns of Triarc and its subsidiaries for the tax years from 1989 through 1992 and has issued notices of proposed adjustments relating to the Company increasing taxable income by approximately $13,000,000. Triarc, on behalf of the Company, has resolved approximately $10,000,000 of such proposed adjustments and, in connection therewith, the Company paid $4,576,000, including interest, during the fourth quarter of 1997. The Company intends to contest the unresolved adjustments of approximately $3,000,000, the tax effect of which has not yet been determined, at the appellate division of the IRS. During 1995 the Company provided $1,100,000 included in "Benefit from (provision for) income taxes" and in 1995 through 1997 provided $1,000,000 per year, included in "Interest expense", in addition to amounts provided prior to 1995, relating to such examinations and other tax matters. Management of the Company believes that adequate aggregate provisions have been made in 1997 and prior periods for any tax liabilities, including interest, that may result from the 1989 through 1992 examination and other tax matters.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


(8) Facilities Relocation and Corporate Restructuring

  The 1996 facilities relocation and corporate restructuring charge of $6,350,000 related to costs associated with (i) estimated losses on planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space as a result of the then planned sale of company-owned restaurants and the relocation (the "Royal Crown Relocation") of Royal Crown's headquarters which were centralized with the offices of Triarc's other beverage subsidiaries in White Plains, New York ($3,700,000), (ii) employee severance costs associated with the Royal Crown Relocation ($2,200,000) and (iii) the shutdown of the beverage segment's Ohio production facility ($450,000).

  The 1997 facilities relocation and corporate restructuring charge of $7,034,000 related to (i) employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale ($5,597,000), (ii) costs associated with the Royal Crown Relocation ($1,137,000) and (iii) the write-off of the remaining unamortized costs of certain beverage distribution rights reacquired in prior years and no longer being utilized by the Company as a result of the sale or liquidation of the assets and liabilities of MetBev, Inc. ("MetBev"), an affiliate ($300,000).

(9) Extraordinary Charge

  The Company recognized an extraordinary charge of $1,800,000 in 1997 from the early extinguishment of debt resulting from the assumption of $54,682,000 of the borrowings under the FFCA Loan Agreements by RTM associated with the sold restaurants consisting of the write-off of previously unamortized deferred financing costs of $2,950,000 net of income tax benefit of $1,150,000.

(10) Pension and Other Benefit Plans

  Triarc maintains a 401(k) defined contribution plan (the "Plan") covering, among other employees of Triarc and its subsidiaries, all of the Company's employees who meet certain minimum requirements and elect to participate. Under the provisions of the Plan, employees may contribute various percentages of their compensation up to a maximum of 15%, subject to certain limitations. The Plan provides for Company matching contributions of 50% of employee contributions up to the first 5% of an employee's contributions. The Plan also provides for additional annual Company contributions at an arbitrary aggregate amount to be determined by the employers. In connection with these employer contributions, the Company provided $1,175,000, $1,020,000 and $878,000 in 1995, 1996 and 1997, respectively.

  The Company's employees who were eligible to participate prior to 1989 are covered under a defined benefit pension plan which covers employees of both the Company and certain affiliates. Prior to 1995 the plan was frozen.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


  The Company's portion of the components of the net periodic pension cost were as follows (in thousands):

                                                1995      1996      1997
                                               ------    ------    ------

 Current service cost (represents
   plan expenses)..............................$    84  $     83   $    83
 Interest cost on projected benefit obligation.    267       264       244
 Return on plan assets.........................   (674)     (369)     (643)
 Net amortization and deferrals................    472       138       384
                                               -------  --------   -------
   Net periodic pension cost...................$   149  $    116   $    68
                                               =======  ========   =======

 The following table sets forth the Company's portion of the plan's funded status (in thousands):

                                                            Year-End
                                                       ------------------
                                                       1996          1997
                                                       ----          ----

 Actuarial present value of benefit obligations:
   Vested benefit obligation......................... $ 3,749      $ 3,540
   Nonvested benefit obligation......................      18           16
                                                      -------      -------
        Accumulated and projected benefit obligation.   3,767        3,556
 Plan assets at fair value...........................  (3,374)      (3,744)
                                                      -------      -------
 Funded status.......................................     393         (188)
 Unrecognized net gain from plan experience..........      51          496
                                                      -------      -------
        Accrued pension cost......................... $   444      $   308
                                                      =======      =======

  Significant assumptions used in measuring the net periodic pension cost for the plan included the following: (i) the expected long-term rate of return on plan assets was 8% and (ii) the discount rate was 8% for 1995, 7% for 1996, and 7 1/2% for 1997. The discount rate used in determining the benefit obligations above was 7 1/2% at December 31, 1996 and 7% at December 28, 1997. The effects of the 1996 decrease and the 1997 increase in the discount rate did not materially affect the net periodic pension cost. The 1997 decrease in the discount rate used in determining the benefit obligation resulted in an increase in the accumulated and projected benefit obligation of $190,000.

  Plan assets as of December 28, 1997 are invested in managed portfolios consisting of government and government agency obligations (51%), common stock (37%), corporate debt securities (10%) and other investments (2%).

  The Company maintains unfunded postretirement medical and death benefit plans for a limited number of employees who have retired and have provided certain minimum years of service. The medical benefits are principally contributory while death benefits are noncontributory. The net postretirement benefit cost for 1995, 1996 and 1997, as well as the accumulated postretirement benefit obligation as of December 28, 1997, were insignificant.

  Prior to 1995, Triarc granted 133,750 restricted shares of Triarc Class A common stock to certain Royal Crown and TRG senior executives under Triarc's 1993 Equity Participation Plan (the "1993 Triarc Equity Plan"). The aggregate values of the awards at the respective dates of grant of $2,774,000 were being charged to the Company as compensation expense over the applicable vesting periods through 1996. On December 7, 1995, the Compensation Committee of

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


Triarc's Board of Directors authorized management of Triarc to accelerate the vesting of all of the then outstanding shares of restricted stock. On January 16, 1996 management of Triarc accelerated the vesting and the Company recorded the resulting additional amortization expense of $662,000 in its entirety in 1995. In addition, Triarc has granted stock options to certain key employees of the Company under the 1993 Triarc Equity Plan and Triarc's 1997 Equity Participation Plan. Of such options, 165,000 granted prior to 1995 were at an option price of $20.00 per share which was below the $31.75 fair market value of Triarc's Class A common stock at the date of grant representing an aggregate difference of $1,939,000 and 298,000 granted in 1997 were at a weighted average option price of $12.56 which was below the weighted average fair market value of Triarc's Class A common stock on the respective dates of grant of $14.63, resulting in an aggregate difference of $618,000. Such differences are being charged to the Company as compensation expense over the applicable vesting periods through 2002, net of reversals of prior charges arising from the forfeiture of certain of those options in connection with employee terminations (the "Forfeiture Adjustments"). Compensation expense resulting from the grants of restricted shares and below market stock options aggregated $1,612,000 (including the $662,000 from the accelerated vesting of the restricted stock and net of $231,000 of Forfeiture Adjustments), $74,000 (net of $173,000 of Forfeiture Adjustments) and $51,000 (net of $308,000 of Forfeiture Adjustments) during 1995, 1996 and 1997, respectively, and is included in "General and administrative" in the accompanying consolidated statements of operations.

(11) Lease Commitments

  The Company leases buildings and improvements and machinery and equipment. Prior to the RTM Sale, some leases provided for contingent rentals based upon sales volume. In connection with the RTM Sale in May 1997, substantially all operating and capitalized lease obligations associated with the sold restaurants were assumed by RTM, although the Company remains contingently liable if the future lease payments (which could potentially aggregate a maximum of approximately $100,000,000 as of December 28, 1997) are not made by RTM. The Company provided $9,677,000 in "Reduction in carrying value of long-lived assets impaired or to be disposed of" in 1996 representing the present value of future operating lease payments relating to certain equipment transferred to RTM but the obligations for which remain with the Company.

  Rental expense under operating leases consisted of the following components (in thousands):

                                            1995      1996      1997
                                          -------   --------   -------

   Minimum rentals......................  $19,727    $23,164   $12,650
   Contingent rentals...................      879        794       204
                                          -------    -------   -------
                                           20,606     23,958    12,854
   Less sublease income.................    5,358      5,460     5,509
                                          -------    -------   -------
                                          $15,248    $18,498   $ 7,345
                                          =======    =======   =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


  The Company's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year as of December 28, 1997, excluding $7,925,000 of those future operating lease payments for which the Company has provided as set forth above, are as follows (in thousands):

                                   Rental Payments       Sublease Income
                                --------------------- ---------------------
                                Capitalized Operating Capitalized  Operating
                                   Leases     Leases     Leases      Leases
                                   ------     ------     ------      ------

    1998.......................... $  105    $ 4,373    $    60     $ 3,298
    1999..........................     87      2,147         60       1,246
    2000..........................     87      1,606         55         861
    2001..........................     87      1,576         41         720
    2002..........................     86      1,475         44         616
    Thereafter....................    317      3,363        160       1,337
                                   ------   --------    -------     -------
      Total minimum payments......    769   $ 14,540    $   420     $ 8,078
                                            ========    =======     =======
    Less interest.................    300
                                   ------
    Present value of minimum
      capitalized lease payments.. $  469
                                   ======

  The present value of minimum capitalized lease payments is included, as applicable, with "Long-term debt" or "Current portion of long-term debt" in the accompanying consolidated balance sheets (see Note 5).

(12) Legal and Environmental Matters

  The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $1,073,000 as of December 28, 1997. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


(13) Transactions with Related Parties

  The following is a summary of transactions between the Company and its related parties (in thousands):

                                                 1995      1996       1997
                                               -------   --------   -------
 Costs allocated to the Company by Triarc
   under a management services agreement (a).  $ 9,000   $  7,000   $ 7,000
 Capital contributions (b)...................    8,865          -    29,390
 Interest expense on notes payable to:
   Triarc (c)................................    2,169      2,588     1,278
   Chesapeake Insurance (c)..................      243        208       130
   Southeastern Public Service Company
      ("SEPSCO") (c).........................      750          -         -
 Interest income on notes receivable from
   Triarc (c)................................      212        261       230
 Repurchase of $720 principal amount of
   promissory notes due from franchisees
   from SEPSCO at fair value.................        -          -       690
 Net sales to MetBev, net of marketing
   support credits (d).......................      551      8,985         -
 Provision for uncollectible receivables from
   sales to MetBev, guarantee of MetBev
   accounts payable and advance
   to MetBev (d).............................    1,745      2,000       975
 Investment in preferred stock of MetBev
   and write-off thereof (d).................    1,000          -         -
 Shared services allocation from Triarc
    beverage affiliates, net (e).............        -          -       547
 Compensation costs charged to the Company by
   Triarc for restricted stock and below
   market stock options (Note 10)............    1,612         74        51
 Payments to Triarc for usage of aircraft....       73          -        32
 Lease payments to NPC Leasing Corp.,
   an affiliate..............................       21          -         -
-------------

   (a) The Company receives from Triarc certain management services, including legal, accounting, tax, insurance, financial and other management services, under a management services agreement. Such costs were allocated to the Company by Triarc based upon the Company's pro rata share of the sum of the greater of income before income taxes, depreciation and amortization and 10% of revenues of Triarc's principle operating subsidiaries. Management of the Company believes that such allocation method is reasonable. Further, management of the Company believes that such allocation approximates the costs that would have been incurred by the Company on a stand alone basis.

   (b) In February 1995, CFC Holdings made a capital contribution of $8,865,000 of cash to the Company using funds contributed to it by Triarc. In May 1997, in connection with the RTM Sale, ARHC and AROC issued 950 common shares (approximately 49% of the common stock after such issuances) each to Triarc in exchange for aggregate consideration of $31,999,000 consisting of cash of $6,211,000 and forgiveness of the then outstanding amount of $23,150,000 plus related accrued interest of $2,638,000 under a note payable by the Company to Triarc as of May 5, 1997. Triarc's 49% interest in the equity of ARHC and AROC is included in "Deferred income and other liabilities"

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


in the accompanying condensed consolidated balance sheet as of December 28, 1997. The excess of $29,390,000 of the consideration for the stock issued to Triarc of $31,999,000 over such minority interest of $2,609,000 as of May 5, 1997 was accounted for as a capital contribution and is reflected in "Additional paid-in capital". The 49% minority interest in the losses of ARHC and AROC for the year ended December 28, 1997 aggregated $39,000 and is included in "Other income (expense), net" in the accompanying consolidated statement of operations. Also in connection with the RTM Sale, the Company repaid $6,500,000 of the $6,700,000 note due February 1998 to Triarc.

   (c) The Company borrowed cash under various promissory notes with Triarc and two of its subsidiaries, SEPSCO and Chesapeake Insurance. See Note 5 for details involving such promissory notes which were outstanding as of December 31, 1996 and December 28, 1997. Also, the Company made cash advances to Triarc, of which $1,650,000 and $2,000,000 were outstanding at December 31, 1996 and December 28, 1997, respectively, under a promissory note receivable due upon demand. All such promissory notes payable and receivable bear or bore interest at 11.875% per annum, payable quarterly, except for the promissory note to Chesapeake Insurance which bears interest at 9 1/2% per annum, payable quarterly.

   (d) During 1995 the Company paid $1,000,000 and contributed a license for a period of five years for the Royal Crown distribution rights for its products in New York City and certain surrounding counties to MetBev in exchange for preferred stock in MetBev representing a 37.5% voting interest and a warrant to acquire 37.5% of the common stock of MetBev. The remaining 62.5% was owned by other parties and was subject to certain vesting provisions. Upon consummation of the sale of the MetBev distribution rights (see below), the Company's voting interest in MetBev was 44.7% principally due to the cancellation of nonvested stock. In December 1996, the distribution rights of MetBev were sold to a third party for minimum payments over a three-year period aggregating $1,050,000 and MetBev commenced the liquidation of its remaining assets and liabilities. During 1997 the Company advanced MetBev $539,000 for costs incurred in liquidating the remaining assets and liabilities and related close-down costs of its facility. The Company has not received any payments on the $1,050,000 from the purchaser of MetBev's distributor rights and does not expect to collect due to financial difficulties of the purchaser which the Company believes is due to competitive pressures on the purchaser following Triarc's acquisition of Snapple and its revitalization of Snapple. In connection therewith, in 1995 the Company wrote off its $1,000,000 investment to "Other income (expense), net" since MetBev had incurred significant losses from its inception and had a stockholders' deficit as of December 31, 1996 of $8,943,000. Further, the Company provided $1,745,000 and $2,000,000 (included in "General and administrative" and "Advertising, selling and distribution") in 1995 and 1996, respectively, for uncollectible receivables from sales (with minimal gross profit) of finished product to MetBev (and in 1995 a guarantee of a MetBev third party accounts payable) resulting in remaining accounts receivable of $997,000 as of December 31, 1996. In 1997 the Company wrote off its remaining receivables from MetBev, after offsetting amounts otherwise payable to the purchaser, amounting to $975,000 (included in "General and administrative").

   (e) During 1997, Royal Crown was charged $702,000 for an allocated portion of the salaries and related benefit costs of certain employees of Triarc's other beverage subsidiaries who performed shared finance, administrative and operational functions for Royal Crown and for office space utilized by Royal Crown in their centralized headquarters in White Plains, NY. Such allocation was based on the estimated proportion of time expended on the respective businesses. Royal Crown was also credited $155,000 in 1997 for the allocated cost of shared legal services that employees of Royal Crown provided Triarc's other beverage subsidiaries.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


(14) Business Segments

   The Company has two major segments, beverages and restaurants (see Note 2 for a description of each segment). Information concerning the segments in which the Company operates is shown in the table below. Operating profit
(loss) is total revenues less operating expenses. In computing operating profit or loss, interest expense, general corporate expenses and non-operating income and expenses, including interest income, have not been considered. Operating loss for the restaurant segment in 1995 and 1996 reflects provisions of $14,647,000 and $58,900,000, respectively, for reductions in carrying value of long-lived assets impaired or to be disposed of (see Note 3). Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist primarily of cash equivalents and deferred financing costs.

   No customer accounted for more than 10% of consolidated revenues in 1995, 1996 or 1997.

                                            1995      1996      1997
                                          -------   --------   -------
                                                 (In thousands)
 Revenues:
   Beverages............................  $172,644  $178,059  $146,881
   Restaurants..........................   272,739   288,293   140,429
                                          --------  --------  --------
     Consolidated revenues..............  $445,383  $466,352  $287,310
                                          ========  ========  ========

 Operating profit (loss):
   Beverages............................ $  1,852   $ 11,947   $12,164
   Restaurants..........................   (6,437)   (43,341)   28,532
                                         --------   --------   -------
     Segment operating profit (loss)....   (4,585)   (31,394)   40,696
 Interest expense.......................  (39,565)   (42,883)  (35,749)
 Non-operating income (expense), net....   (1,818)       562       (50)
 General corporate expenses.............     (171)      (189)     (149)
                                         --------   --------   -------
     Consolidated income (loss) before
       income taxes and extraordinary
       charge........................... $(46,139)  $(73,904)  $ 4,748
                                         ========   ========   =======

 Identifiable assets:
   Beverages............................ $195,272   $193,300  $202,618
   Restaurants..........................  187,199    162,223    73,223
                                         --------   --------  --------
     Total identifiable assets..........  382,471    355,523   275,841
   General corporate assets.............   11,749     14,119    11,635
                                         --------   --------  --------
     Consolidated assets................ $394,220   $369,642  $287,476
                                         ========   ========  ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


                                            1995      1996      1997
                                          -------   --------   -------
                                                 (In thousands)
 Capital expenditures:
   Beverages............................  $ 1,474   $    591   $   517
   Restaurants..........................   47,444     15,584       963
                                          -------   --------   -------
     Consolidated capital expenditures..  $48,918   $ 16,175   $ 1,480
                                          =======   ========   =======

 Depreciation and amortization of properties:
   Beverages............................  $   841   $    999   $ 1,101
   Restaurants..........................   12,927     13,096       702
                                          -------   --------   -------
     Consolidated depreciation and
         amortization of properties.....  $13,768   $ 14,095   $ 1,803
                                          =======   ========   =======


(15) Condensed Consolidating Financial Information

  The following condensed consolidating financial statements set forth, in separate columns, (i) RCAC (parent company only), (ii) the aggregate of those subsidiaries which have fully and unconditionally guaranteed RCAC's obligations with respect to the Senior Notes as of the end of the respective years presented, principally Royal Crown and TRG, (the "Guarantors"), (iii) those subsidiaries which have not guaranteed RCAC's obligations with respect to the Senior Notes, including ARDC, ARHC, AROC and certain other subsidiaries of RCAC and TRG, (the "Non-Guarantors"), (iv) the aggregate of consolidating eliminations and reclassifications ("Eliminations") and (v) consolidated totals of RC/Arby's Corporation and subsidiaries ("Consolidated"). During 1995, two of the Company's less significant subsidiaries which had not previously been guarantors of RCAC's obligations under the Senior Notes executed the necessary instruments under the Senior Note Indenture to become guarantors.

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997

CONDENSED CONSOLIDATING BALANCE SHEETS
--------------------------------------

December 31, 1996:                                     Non-    Elimin- Consol-
------------------                 RCAC  Guarantors Guarantors  ations  idated
                                   ----  ---------- ----------  ------  ------
        ASSETS

Current assets:
   Cash......................... $    56   $ 4,890  $  2,465  $      -  $ 7,411
   Receivables, net.............       -    34,640       511         -   35,151
   Note receivable from
     affiliate..................       -         -     1,650         -    1,650
   Inventories..................       -    11,462       648         -   12,110
   Assets held for sale.........       -    47,596    23,520         -   71,116
   Deferred income tax benefit..    (112)    8,504       176         -    8,568
   Prepaid expenses and other
    current assets..............      15     6,030       716         -    6,761
                                --------   -------  -------- --------- --------
      Total current assets......     (41)  113,122    29,686         -  142,767

Properties, net.................       -    11,926        17         -   11,943
Unamortized costs in excess of
  net assets of acquired
  companies.....................       -   159,123         -         -  159,123
Intercompany receivables........ 214,343         -         -  (214,343)       -
Investment in subsidiaries...... (33,442)        -         -    33,442        -
Deferred income tax benefit.....  (6,990)   25,143    15,276         -   33,429
Deferred costs and other assets.   7,736    11,279     3,365         -   22,380
                                --------  --------  -------- --------- --------
                                $181,606  $320,593  $ 48,344 $(180,901)$369,642
                                ========  ========  ======== ========= ========

    LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current portion of long-
     term debt.................. $     -   $17,802  $ 55,253  $      -  $73,055
   Notes payable to affiliates..  13,765         -         -         -   13,765
   Purchase option deposit......       -     6,700    (6,700)        -        -
   Accounts payable.............       -    22,996     1,031         -   24,027
   Due to affiliates............  (8,807)   21,090         -         -   12,283
   Accrued expenses.............  15,616    41,489     1,554         -   58,659
                                --------   -------  --------  --------  -------
    Total current liabilities...  20,574   110,077    51,138         -  181,789

Intercompany payables...........       -   205,495     8,918  (214,413)       -
Long-term debt.................. 275,000     2,991     3,119         -  281,110
Note payable to affiliate.......       -         -     6,700         -    6,700
Deferred income and other
  liabilities...................       -    15,184    (1,173)        -   14,011

Stockholder's equity (deficit):
   Common stock.................       1         3       535      (538)       1
   Additional paid-in capital...  44,300    70,932     7,861   (78,793)  44,300
   Accumulated deficit..........(158,269)  (84,089)  (28,754)  112,843 (158,269)
                                --------   -------  --------  -------- --------
    Total stockholder's deficit.(113,968)  (13,154)  (20,358)   33,512 (113,968)
                                --------   -------  --------  -------- --------
                                $181,606  $320,593  $ 48,344 $(180,901)$369,642
                                ========  ========  ========  ======== ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997



December 28, 1997:                                     Non-    Elimin- Consol-
------------------                 RCAC  Guarantors Guarantors  ations  idated
                                   ----  ---------- ----------  ------  ------
        ASSETS

Current assets:
   Cash and cash equivalents.... $ 3,609   $ 6,231  $    623  $      -  $10,463
   Receivables, net.............       -    33,782     1,209         -   34,991
   Note receivable from
     affiliate..................       -         -     2,000         -    2,000
   Inventories..................       -    12,443         1         -   12,444
   Deferred income tax benefit.    9,618    11,915         4         -   21,537
   Prepaid expenses and other
    current assets..............      15     2,878       690         -    3,583
                                --------  --------  -------- --------- --------
      Total current assets......  13,242    67,249     4,527         -   85,018

Properties, net.................       -     8,805         -         -    8,805
Unamortized costs in excess
  of net assets of acquired
  companies.....................       -   153,396         -         -  153,396
Intercompany receivables........ 224,060    31,190         -  (255,250)       -
Investment in subsidiaries......     515         -         -      (515)       -
Deferred income tax benefit.....  (7,234)    7,962    19,518         -   20,246
Deferred costs and other assets.   5,626    12,779     1,606         -   20,011
                                --------  --------  -------- --------- --------
                                $236,209  $281,381  $ 25,651 $(255,765)$287,476
                                ========  ========  ======== ========= ========

    LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
   Current portion of long-
     term debt.................. $     -   $   813  $    743  $      -  $ 1,556
   Notes payable to affiliates..   1,000         -       200         -    1,200
   Accounts payable.............       -    13,579         5         -   13,584
   Due to affiliates............   1,463     6,599         -         -    8,062
   Accrued expenses.............  14,416    37,073       357         -   51,846
                                --------   -------  --------  --------  -------
    Total current liabilities...  16,879    58,064     1,305         -   76,248

Intercompany payables...........  31,190   211,212    12,918  (255,320)       -
Long-term debt.................. 275,000     1,052     3,554         -  279,606
Deferred income and other
  liabilities...................       -    15,912         -     2,570   18,482

Stockholder's equity (deficit):
   Common stock.................       1         3       534      (537)       1
   Additional paid-in capital...  73,690    70,932    38,294  (109,226)  73,690
   Accumulated deficit..........(160,253)  (75,799)  (30,651)  106,450 (160,253)
   Currency translation
     adjustment.................    (298)        5      (303)      298     (298)
                                --------   -------  --------  --------  -------
    Total stockholder's
      equity (deficit).......... (86,860)   (4,859)    7,874    (3,015) (86,860)
                                --------  --------  -------- --------- --------
                                $236,209  $281,381  $ 25,651 $(255,765)$287,476
                                ========  ========  ======== ========= ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
------------------------------------------------

Year ended December 31, 1995:                          Non-    Elimin- Consol-
-----------------------------      RCAC  Guarantors Guarantors  ations  idated
                                   ----  ---------- ----------  ------  ------
Revenues:
   Net sales....................$     -   $360,747  $ 28,844  $      - $389,591
   Royalties, franchise fees
    and other revenues..........      -     56,933    (1,141)        -   55,792
                                --------  --------  --------  -------- --------
                                       -   417,680    27,703         -  445,383
                                --------  --------  --------  -------- --------

Costs and expenses:
   Cost of sales................       -   216,191    23,679         -  239,870
   Advertising, selling and
     distribution...............       -   105,864     2,720         -  108,584
   General and administrative...     171    86,645       222         -   87,038
   Reduction in carrying value of
    long-lived assets impaired or
    to be disposed of...........       -    11,527     3,120         -   14,647
                                --------  --------  --------  -------- --------
                                     171   420,227    29,741         -  450,139
                                --------  --------  --------  -------- --------
    Operating loss..............    (171)   (2,547)   (2,038)        -   (4,756)

Interest expense................ (33,742)   (2,164)   (3,659)        -  (39,565)
Allocation of interest expense
   from RCAC....................  23,985   (23,985)        -         -        -
Other income (expense), net.....      16    (2,138)      304         -   (1,818)
Equity in net losses of
  subsidiaries.................. (26,107)        -         -    26,107        -
                                --------  --------  --------  -------- --------

   Loss before income taxes..... (36,019)  (30,834)   (5,393)   26,107  (46,139)

Benefit from income taxes.......   2,369     8,608     1,512         -   12,489
                                --------  --------  --------  -------- --------

   Net loss.....................$(33,650) $(22,226) $ (3,881) $ 26,107 $(33,650)
                                ========  ========  ========  ======== ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


Year ended December 31, 1996:                          Non-    Elimin- Consol-
-----------------------------      RCAC  Guarantors Guarantors  ations  idated
                                   ----  ---------- ----------  ------  ------
Revenues:
   Net sales....................$      -  $357,282 $ 51,818  $      -  $409,100
   Royalties, franchise fees
     and other revenues.........       -    59,321    (2,069)        -   57,252
                                --------  --------  --------  --------  -------
                                       -   416,603    49,749         -  466,352
                                --------  --------  --------  --------  -------

Costs and expenses:
   Cost of sales................       -   209,994    42,817         -  252,811
   Advertising, selling and
     distribution ..............       -    97,215     5,320         -  102,535
   General and administrative...     188    77,004       147         -   77,339
   Reduction in carrying value of
    long-lived assets impaired or
    to be disposed of...........       -    27,886    31,014         -   58,900
   Facilities relocation and
     corporate restructuring....       -     6,350         -         -    6,350
                                --------  --------  --------  --------  -------
                                     188   418,449    79,298         -  497,935
                                --------  --------  --------  --------  -------
    Operating loss..............    (188)   (1,846)  (29,549)        -  (31,583)

Interest expense................ (32,869)   (2,457)   (7,557)        -  (42,883)
Allocation of interest expense
   from RCAC....................  23,592   (23,592)        -         -        -
Other income (expense), net.....       2       808      (248)        -      562
Equity in net losses of
  subsidiaries.................. (44,407)        -         -    44,407        -
                                --------  --------  --------  --------  -------

   Loss before income taxes..... (53,870)  (27,087)  (37,354)   44,407  (73,904)

Benefit from income taxes.......   3,312     5,562    14,472         -   23,346
                                --------  --------  --------  --------  -------

   Net loss.....................$(50,558) $(21,525) $(22,882) $ 44,407 $(50,558)
                                ========  ========  ========  ======== ========

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997



Year ended December 28, 1997:                          Non-    Elimin- Consol-
-----------------------------      RCAC  Guarantors Guarantors  ations  idated
                                   ----  ---------- ----------  ------  ------
Revenues:
   Net sales....................$      -  $204,653  $ 16,424  $      - $221,077
   Royalties, franchise fees
     and other revenues.........       -    66,883      (650)        -   66,233
                                 -------   -------  --------  --------  -------
                                       -   271,536    15,774         -  287,310
                                 -------   -------  --------  --------  -------

Costs and expenses:
   Cost of sales................       -    87,905    12,565         -  100,470
   Advertising, selling and
     distribution...............       -    75,289     2,208         -   77,497
   General and administrative...     149    61,578        35         -   61,762
   Facilities relocation and
     corporate restructuring....       -     7,034         -         -    7,034
                                 -------   -------  --------  --------  -------
                                     149   231,806    14,808         -  246,763
                                 -------   -------  --------  --------  -------
    Operating profit (loss).....    (149)   39,730       966         -   40,547

Interest expense................ (31,043)   (1,900)   (2,806)        -  (35,749)
Allocation of interest expense
   from RCAC, net...............  20,219   (20,219)        -         -        -
Other income (expense), net.....      68       922    (1,079)       39      (50)
Equity in net earnings of
  subsidiaries..................   5,104         -         -    (5,104)       -
                                 -------   -------  --------  --------  -------
   Income (loss) before income
     taxes and extraordinary
     charge.....................  (5,801)   18,533    (2,919)   (5,065)   4,748

Benefit from (provision for)
   income taxes.................   3,817    (9,918)    1,169         -   (4,932)
                                 -------   -------  --------  --------  -------

   Income (loss) before
    extraordinary charge........  (1,984)    8,615    (1,750)   (5,065)    (184)

Extraordinary charge............       -         -    (1,800)        -   (1,800)
                                 -------   -------  --------  --------  -------

   Net income (loss)............ $(1,984)  $ 8,615  $ (3,550) $ (5.065) $(1,984)
                                 =======   =======  ========  ========  =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


CONDENSED CONSOLIDATING STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                       Non-    Elimin- Consol-
                                   RCAC  Guarantors Guarantors  ations  idated
                                   ----  ---------- ----------  ------  ------
Common stock:
   Balance at December 31, 1994. $     1   $     2  $    531  $   (533) $     1
     Capital contributions......       -         -         6        (6)       -
     Designation of certain Non-
       Guarantors as Guarantors.       -         1        (2)        1        -
                                 -------   -------  --------  --------  -------
   Balance at December 31, 1995
     and 1996...................       1         3       535      (538)       1
     Capital contributions......       -         -         2        (2)       -
     Dissolution of subsidiaries       -         -        (3)        3        -
                                 -------   -------  --------  --------  -------
   Balance at December 28, 1997. $     1   $     3  $    534  $   (537) $     1
                                 =======   =======  ========  ========  =======

Additional paid-in capital:
   Balance at December 31, 1994. $35,435   $67,298  $  6,036  $(73,334) $35,435
   Capital contributions........   8,865         -    14,733   (14,733)   8,865
   Return of capital............       -         -    (5,500)    5,500        -
   Designation of certain Non-
     Guarantors as Guarantors...       -     3,634    (3,658)       24        -
                                 -------   -------  --------  --------  -------
   Balance at December 31, 1995.  44,300    70,932    11,611   (82,543)  44,300
     Return of capital..........       -         -    (3,750)    3,750        -
                                 -------   -------  --------  --------  -------
   Balance at December 31, 1996.  44,300    70,932     7,861   (78,793)  44,300
     Capital contributions......  29,390         -    32,322   (32,322)  29,390
     Dissolution of subsidiaries       -         -    (1,889)    1,889        -
                                 -------   -------  --------  --------  -------
   Balance at December 28, 1997. $73,690   $70,932  $ 38,294 $(109,226) $73,690
                                 =======   =======  ========  ========= =======

Accumulated deficit:
   Balance at December 31, 1994.$(74,061) $(21,908) $ (5,688) $ 27,596 $(74,061)
     Designation of certain Non-
       Guarantors as Guarantors.       -    (3,697)    3,697         -        -
     Dividend...................       -   (14,733)        -    14,733        -
     Net loss................... (33,650)  (22,226)   (3,881)   26,107  (33,650)
                                --------   -------  --------  --------  -------
   Balance at December 31, 1995.(107,711)  (62,564)   (5,872)   68,436 (107,711)
     Net loss................... (50,558)  (21,525)  (22,882)   44,407  (50,558)
                                --------   -------  --------  --------  -------
   Balance at December 31, 1996.(158,269)  (84,089)  (28,754)  112,843 (158,269)
     Net loss...................  (1,984)    8,615    (3,550)   (5,065)  (1,984)
     Dividend...................       -      (325)        -       325        -
     Dissolution of subsidiaries       -         -     1,653    (1,653)       -
                                --------   -------  --------  --------  -------
   Balance at December 28,
     1997......................$(160,253) $(75,799) $(30,651) $106,450$(160,253)
                                ========  ========  ========  ======== ========

Currency translation adjustment:
   Balance at December 31,
     1994, 1995 and 1996.......  $     -   $     -  $      -  $      -  $     -
     Net change in currency
       translation adjustment..     (298)        5      (303)      298     (298)
                                 -------   -------  --------  --------  -------
   Balance at December 28,1997.  $  (298)  $     5  $   (303) $    298  $  (298)
                                 =======   =======  ========  ========  =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997



CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended December 31, 1995:                          Non-    Elimin- Consol-
-----------------------------      RCAC  Guarantors Guarantors  ations  idated
                                   ----  ---------- ----------  ------  ------

Net cash provided by (used in)
  operating activities..........$(24,449)  $17,901  $  6,571  $      -  $    23
                                 -------   -------  --------  --------  -------

Cash flows from investing activities:
   Capital expenditures.........       -   (32,442)  (16,114)        -  (48,556)
   Business acquisitions........       -   (14,335)        -         -  (14,335)
   Proceeds from sales of
     properties.................       -    33,599   (31,602)        -    1,997
   Investment in affiliate......       -    (1,000)        -         -   (1,000)
   Return of capital............   5,500         -    (5,500)        -        -
   Other........................      (6)        -         6         -        -
                                 -------   -------  --------  --------  -------
Net cash provided by (used in)
   investing activities.........   5,494   (14,178)  (53,210)        -  (61,894)
                                 -------   -------  --------  --------  -------

Cash flows from financing activities:
   Proceeds from long-term debt.       -     2,950    58,670         -   61,620
   Net borrowings from (repayments
     to) affiliates.............   9,576    (4,826)    1,200         -    5,950
   Capital contribution.........   8,865         -         -         -    8,865
   Repayments of long-term debt.       -    (2,918)     (440)        -   (3,358)
   Deferred financing costs.....       -         -    (3,347)        -   (3,347)
   Purchase option deposit......       -     6,700    (6,700)        -        -
                                 -------   -------  --------  --------  -------
Net cash provided by financing
  activities....................  18,441     1,906    49,383         -   69,730
                                 -------   -------  --------  --------  -------

Net increase (decrease) in cash.    (514)    5,629     2,744         -    7,859
Designation of certain Non-
  Guarantors as Guarantors......       -        30       (30)        -        -
Cash at beginning of year.......     888       225       772         -    1,885
                                 -------   -------  --------  --------  -------
Cash at end of year............. $   374   $ 5,884  $  3,486  $      -  $ 9,744
                                 =======   =======  ========  ========  =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997




Year ended December 31, 1996:                          Non-    Elimin- Consol-
-----------------------------      RCAC  Guarantors Guarantors  ations  idated
                                   ----  ---------- ----------  ------  ------

Net cash provided by (used in)
   operating activities......... $(4,982)  $18,354  $     95  $      -  $13,467
                                 -------   -------  --------  --------  -------

Cash flows from investing activities:
   Capital expenditures.........       -   (13,543)   (2,632)        -  (16,175)
   Business acquisitions........       -    (4,754)    2,782         -   (1,972)
   Proceeds from sales of
     properties.................       -     2,591    (1,183)        -    1,408
   Return of capital............   3,750         -    (3,750)        -        -
                                 -------   -------  --------  --------  -------
Net cash provided by (used in)
   investing activities.........   3,750   (15,706)   (4,783)        -  (16,739)
                                 -------   -------  --------  --------  -------

Cash flows from financing activities:
   Proceeds from long-term debt.       -         -     4,027         -    4,027
   Net borrowings from (repayments
     to) affiliates.............     914    (1,074)    3,850         -    3,690
   Repayments of long-term debt.       -    (2,568)   (3,885)        -   (6,453)
   Deferred financing costs.....       -         -      (325)        -     (325)
                                 -------   -------  --------  --------  -------
Net cash provided by (used in)
   financing activities.........     914    (3,642)    3,667         -      939
                                 -------   -------  --------  --------  -------

Net decrease in cash............    (318)     (994)   (1,021)        -   (2,333)
Cash at beginning of year.......     374     5,884     3,486         -    9,744
                                 -------   -------  --------  --------  -------
Cash at end of year............. $    56   $ 4,890  $  2,465  $      -  $ 7,411
                                 =======   =======  ========  ========  =======

                 RC/ARBY'S CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            December 28, 1997


Year ended December 28, 1997:                          Non-    Elimin- Consol-
-----------------------------      RCAC  Guarantors Guarantors  ations  idated
                                   ----  ---------- ----------  ------  ------

Net cash provided by (used in)
  operating activities..........$(13,898)  $18,152  $ (8,378) $      -  $(4,124)
                                --------   -------  --------  --------  -------

Cash flows from investing activities:
   Proceeds from sales of
    properties and businesses...       -     3,175         -         -    3,175
   Capital expenditures.........       -    (1,421)      (59)        -   (1,480)
                                 -------   -------  --------  --------  -------
Net cash provided by (used in)
   investing activities.........       -     1,754       (59)        -    1,695
                                 -------   -------  --------  --------  -------

Cash flows from financing activities:
   Capital contribution.........       -         -     6,211         -    6,211
   Net borrowings from (repayments
     to) affiliates.............  17,451    (9,341)   (4,575)        -    3,535
   Return of purchase option
     deposit....................       -    (6,500)    6,500         -        -
   Repayments of long-term debt.       -    (2,724)   (1,541)        -   (4,265)
                                 -------   -------  --------  --------  -------
Net cash provided by (used in)
   financing activities.........  17,451   (18,565)    6,595         -    5,481
                                 -------   -------  --------  --------  -------

Net increase (decrease) in cash.   3,553     1,341    (1,842)        -    3,052
Cash at beginning of year.......      56     4,890     2,465         -    7,411
                                 -------   -------  --------  --------  -------
Cash and cash equivalents
    at end of year.............. $ 3,609   $ 6,231  $    623  $      -  $10,463
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

                                   PART  IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) 1. Financial Statements

           See Index to Financial Statements (Item 8)

        2. Financial Statement Schedules:

           All schedules are omitted because they are not applicable or the required information is contained elsewhere in "Item 8. Financial Statements and Supplementary Data".

        3. Exhibits:

           Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of RC/Arby's Corporation at 1000 Corporate Drive, Fort Lauderdale, Florida 33334.


           Exhibit
             No.                   Description

            3.1 Certificate of Incorporation of RC/Arby's Corporation ("RCAC"), incorporated herein by reference to RCAC's Current Report on Form 8-K dated November 14, 1996 (SEC file No. 0-20286).

            3.2 Articles of Amendment of RCAC incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of RCAC for the year ended December 31, 1993 (the "1993 10-K") (SEC file No. 0-20286).

            3.3 Certificate of Merger Merging RCAC into RCC Investments, Inc. incorporated herein by reference to Exhibit 3.3 to the 1993 10-K (SEC file No. 0-20286).

            3.4   By-Laws of RCAC, incorporated herein by reference to Exhibit
                  3.2 to RCAC's Current Report on Form 8-K dated November 14, 1996 (SEC file No. 0-20286).

            3.5 Certificate of Incorporation of Royal Crown Company, Inc., then known as Royal Crown Cola Co. ("Royal Crown"), incorporated herein by reference to Exhibit 3.3 to RCAC's Registration Statement on Form S-1 (the "S-1") dated May 13, 1993 (Registration No. 33-62778).

            3.6 Certificate of Amendment of Certificate of Incorporation of Royal Crown incorporated herein by reference to Exhibit 3.6 to the 1993 10-K (SEC file No. 0-20286).

            3.7   By-Laws of Royal Crown, incorporated herein by reference  to
                  Exhibit 3.4 to the S-1 (Registration No. 33-62778).

            3.8   Restated   Certificate  of  Incorporation  of  Arby's,  Inc.
                  ("Arby's"), incorporated herein by reference to Exhibit 3.5 to the S-1 (Registration No. 33-62778).

            3.9 Amended Code of Regulations of Arby's, incorporated herein by reference to Exhibit 3.6 to the S-1 (Registration No. 33-62778).

            3.10 Certificate of Merger Merging Arby's, Inc. into Arby's Merger Corp. incorporated herein by reference to Exhibit 3.10 to the 1993 10-K (SEC file No. 0-20286).

            4.1 Indenture dated as of August 1, 1993 among RCAC, Royal Crown, Arby's and The Bank of New York, as Trustee, relating to the 9-3/4% Senior Secured Notes Due 2000, incorporated herein by reference to Exhibit 4.2 to the Triarc Companies, Inc. ("Triarc") Registration Statement on Form S-4 dated October 22, 1997 (SEC file No. 1-2207).

            4.2 Master Agreement dated as of May 5, 1997, among Franchise Finance Corporation of America, FFCA Acquisition Corporation,
                  FFCA   Mortgage   Corporation,  Triarc,   Arby's  Restaurant
                  Development Corporation ("ARDC"), Arby's Restaurant  Holding
                  Company  ("ARHC"),  Arby's  Restaurant   Operations  Company
                  ("AROC"),  Arby's,   RTM Operating  Company  ("RTMOC"),  RTM
                  Development Company, RTM Partners, Inc. ("Holdco"), RTM Holding Company, Inc. ("RTM Parent"), RTM Management Company, LLC ("RTMM") and RTM, Inc. ("RTM"), incorporated herein by reference to Exhibit 4.16 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC file No. 1-2207).

            10.1 Tax Sharing Agreement dated as of April 23, 1993 between RCAC and Triarc, incorporated herein by reference to Exhibit
                  10.1 to the S-1 (Registration No. 33-62778).

            10.2 Management Services Agreement dated as of April 23, 1993 between Triarc and Royal Crown, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the S-1 dated July 12, 1993 (the "Amendment No. 1") (Registration No. 33-62778).

            10.3 Management Services Agreement dated as of April 23, 1993 between Triarc and Arby's, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 (Registration No. 33-62778).

            10.4  Employment  Agreement  dated as of April 24, 1993 among John
                  C. Carson, Royal Crown and Triarc incorporated herein by reference to Exhibit 8 to Triarc's Current Report on Form 8-K dated April 23, 1993 (SEC file No.1-2207).

            10.5 Concentrate Sales Agreement dated as of January 28, 1994 between Royal Crown and Cott Corporation--Confidential treatment has been granted for portions of the agreement-- incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to Triarc's Registration Statement on Form S-4 dated March 11, 1994 (SEC file No. 1-2207).

            10.6 Stock Purchase Agreement dated February 13, 1997 by and among Arby's, ARDC, ARHC, AROC, Holdco and RTM, incorporated herein by reference to Exhibit 10.1 to RCAC's Current Report of Form 8-K dated February 20, 1997 (SEC file No. 0-20286).

            10.7  Option  granted by Holdco in favor of ARHC,  together with a schedule identifying other documents omitted and the material details in which such documents differ, incorporated herein by reference to Exhibit 10.30 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC file No. 1-2207).

            10.8 Guaranty dated as of May 5, 1997 by RTM, RTM Parent, Holdco, RTMM and RTMOC in favor of Arby's, ARDC, ARHC, AROC and Triarc, incorporated herein by reference to Exhibit 10.31 to Triarc's Registration Statement on Form S-4 dated October 22, 1997 (SEC file No. 1-2207).

            27.1  Financial  Data Schedule for the fiscal year ended  December
                  28,  1997,   submitted  to  the   Securities   and  Exchange
                  Commission in electronic format.*

            *     Filed herewith

      (b) Reports on Form 8-K:

            The registrant did not file any reports on Form 8-K during the three months ended December 28, 1997.

      (d) Financial Statements:

            Consolidated financial statements of Arby's as of December 31, 1996 and December 28, 1997 and for the years ended December 31, 1995 and 1996 and the fiscal year ended December 28, 1997.

            Consolidated financial statements of Royal Crown as of December 31, 1996 and December 28, 1997 and for the years ended December 31, 1995 and 1996 and the fiscal year ended December 28, 1997.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RC/ARBY'S CORPORATION
                                               (Registrant)


                                                /s/ NELSON PELTZ
                                          By:..................................
                                                Nelson Peltz
Dated:  April 9, 1998                           Chairman and Chief Executive
                                                Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 9, 1998 by the following persons on behalf of the registrant in the capacities indicated.

      Signature                                       Titles
      ---------                                       ------



      /s/ NELSON PELTZ                          Chairman and Chief Executive
 ................................                Officer, and Director
      (Nelson Peltz)                            (Principal Executive Officer)



      /s/ PETER W. MAY                          President and Chief Operating
 ................................                Officer, and Director
      (Peter W. May)                            (Principal Operating Officer)



      /s/ JOHN L. BARNES, JR.                   Executive Vice President and
 ................................                Chief Financial Officer
      (John L. Barnes, Jr.)                     (Principal Financial Officer)



      /s/ FRED H. SCHAEFER                      Vice President and Chief
 ................................                Accounting Officer
      (Fred H. Schaefer)                        (Principal Accounting Officer)



      /s/ ALEXANDER E. FISHER                   Director
 ................................
      (Alexander E. Fisher)

                                 ARBY'S, INC.
                                 ------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                               DECEMBER 28, 1997
                               -----------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                          PAGE
                                                                          ----

Independent Auditors' Report...............................................  1
Consolidated Balance Sheets as of December 31, 1996 and December 28, 1997.. 2 Consolidated Statements of Operations for the years ended
    December 31, 1995 and 1996 and the fiscal year ended December 28, 1997. 3 Consolidated Statements of Stockholder's Equity for the years ended
    December 31, 1995 and 1996 and the fiscal year ended December 28, 1997. 4 Consolidated Statements of Cash Flows for the years ended
    December 31,1995 and 1996 and the fiscal year ended December 28, 1997..  5
Notes to Consolidated Financial Statements.................................  7

                                     (i)

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholder of Arby's, Inc.:

   We have audited the accompanying consolidated balance sheets of Arby's, Inc. (a wholly-owned subsidiary of RC/Arby's Corporation) and subsidiaries as of December 28, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of Arby's, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Arby's, Inc. and subsidiaries as of December 28, 1997 and December 31, 1996 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 10, 1998

                                 ARBY'S, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31, DECEMBER 28,
                                                          1996        1997
                                                          ----        ----
                                                            (IN THOUSANDS)
                                    ASSETS

Current assets:
  Cash and cash equivalents ($-0- and $3,500,000)........  $ 4,090   $ 5,330
  Receivables, net (Note 4)..............................    6,821     6,761
  Inventories............................................    2,157         -
  Assets held for sale (Note 3)..........................   47,596         -
  Deferred income tax benefit (Note 7)...................    4,026     5,782
  Prepaid expenses and other current assets..............    2,341       228
                                                          --------   -------
    Total current assets.................................   67,031    18,101

Properties, net (Note 4).................................    6,699     4,249
Unamortized costs in excess of net assets
  of acquired companies (Note 4).........................   21,666    20,856
Note receivable from Parent (Notes 3 and 12).............        -    31,190
Deferred income tax benefit (Note 7).....................   15,840        80
Deferred costs and other assets (Note 4).................    7,324     5,996
                                                          --------   -------
                                                          $118,560   $80,472
                                                          ========   =======

            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt (Note 5).............  $17,802   $   813
  Due to Parent and affiliates, net (Notes 7 and 12).....   21,090     6,599
  Accounts payable.......................................   10,306     2,730
  Purchase option deposit from affiliate (Note 12).......    6,700         -
  Accrued expenses (Notes 4 and 7).......................   20,849    19,683
                                                          --------   -------
    Total current liabilities............................   76,747    29,825

Long-term debt (Note 5)..................................    2,991     1,052
Deferred income and other liabilities....................   14,258    11,109
Commitments and contingencies (Notes 7, 9, 10 and 11)

Stockholder's equity (Note 5):
  Common stock, $1.00 par value; 1,000 shares authorized,
    issued and outstanding...............................        1         1
  Additional paid-in capital.............................   24,872    24,872
  Retained earnings (accumulated deficit)................     (309)   13,608
  Currency translation adjustment........................        -         5
                                                          --------   -------
    Total stockholder's equity...........................   24,564    38,486
                                                          --------   -------
                                                          $118,560   $80,472
                                                          ========   =======

         See accompanying notes to consolidated financial statements.

                                   ARBY'S, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED
                                                  ------------------------------
                                                    DECEMBER 31,
                                                  ----------------- DECEMBER 28,
                                                    1995      1996       1997
                                                    ----      ----       ----
                                                         (IN THOUSANDS)
Revenues:
   Net sales.....................................$188,144   $179,275   $ 57,818
   Royalties.....................................  51,277     55,708     63,038
   Franchise fees................................   4,648      2,834      3,149
   Other revenues................................   1,008        779        696
                                                  -------   --------   --------
                                                  245,077    238,596    124,701
                                                  -------   --------   --------

Costs and expenses:
   Cost of sales................................. 159,119    148,374     46,695
   Advertising and selling (Note 1)..............  19,638     20,292      7,215
   General and administrative....................  59,204     53,288     37,997
   Reduction in carrying value of long-lived
      assets impaired or to be disposed of
      (Note 3)...................................  11,527     27,886          -
   Corporate restructuring (Note 8)..............       -      2,400      5,597
                                                  -------   --------   --------
                                                  249,488    252,240     97,504
                                                  -------   --------   --------

      Operating profit (loss)....................  (4,411)   (13,644)    27,197

Interest expense.................................  (2,188)    (2,457)    (1,806)
Allocation of interest expense, net of
  interest income, from Parent (Note 12).........  (3,985)    (3,592)      (219)
Other income (expense), net......................  (1,341)       522       (836)
                                                  -------    -------    -------

      Income (loss) before income taxes ......... (11,925)   (19,171)    24,336

Benefit from (provision for) income taxes (Note 7)  3,764      4,606    (10,094)
                                                  -------    -------    -------

      Net income (loss).......................... $(8,161)   $(14,565)  $14,242
                                                  =======    ========   =======

         See accompanying notes to consolidated financial statements.

                                   ARBY'S, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 28, 1997








                                 COMMON STOCK                  RETAINED
                             -------------------  ADDITIONAL   EARNINGS       CURRENCY
                               NUMBER              PAID-IN   (ACCUMULATED    TRANSLATION
                              OF SHARES   AMOUNT   CAPITAL      DEFICIT)      ADJUSTMENT
                              ---------   -----    ------     ----------      ---------
                                                      (DOLLARS IN THOUSANDS)


Balance at December 31, 1994.    1,000   $     1   $ 24,872     $37,150      $       -
   Dividend (Note 12)........        -         -          -     (14,733)             -
   Net loss..................        -         -          -      (8,161)             -
                              --------   -------   --------     -------      ---------
Balance at December 31, 1995.    1,000         1     24,872      14,256              -
   Net loss..................        -         -          -     (14,565)             -
                              --------   -------   --------     -------      ---------
Balance at December 31, 1996.    1,000         1     24,872        (309)             -
   Dividend (Note 12)........        -         -          -        (325)             -
   Net income................        -         -          -      14,242              -
   Net change in currency
     translation adjustment..        -         -          -           -              5
                              --------   -------   --------     -------      ---------
Balance at December 28, 1997.    1,000   $     1   $ 24,872     $13,608      $       5
                              ========   =======   ========     =======      =========


         See accompanying notes to consolidated financial statements.

                                 ARBY'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED
                                                   ----------------------------
                                                      DECEMBER 31,
                                                    --------------- DECEMBER 28,
                                                    1995       1996     1997
                                                    ----       ----     ----
                                                          (IN THOUSANDS)

Cash flows from operating activities:
   Net income (loss).............................  $ (8,161) $(14,565) $14,242
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
      Amortization of costs in excess of net assets
        of acquired companies and other intangibles   3,334     2,919    1,966
      Depreciation and amortization of properties    11,098     8,947      702
      Reduction in carrying value of long-lived
        assets...................................    11,527    27,886        -
      Provision for corporate restructuring......         -     2,400    5,597
      Payments on corporate restructuring........         -         -   (3,555)
      Provision for doubtful accounts............       566       424      582
      Provision for (benefit from) deferred
        income taxes.............................    (3,524)  (11,332)  14,004
      Other, net.................................    (3,290)     (518)  (2,122)
      Changes in operating assets and liabilities:
        Decrease (increase) in:
          Receivables............................    (1,173)     (279)   1,323
          Inventories............................       444        46      219
          Prepaid expenses and other current assets     675    (1,168)   1,925
        Increase (decrease) in accounts payable and
          accrued expenses.......................       832     2,994  (16,398)
                                                   --------  --------  -------
Net cash provided by operating activities........    12,328    17,754   18,485
                                                   --------  --------  -------

Cash flows from investing activities:
   Proceeds from sales of properties.............    33,012     2,563    2,224
   Capital expenditures..........................   (30,968)  (12,952)    (904)
   Business acquisitions.........................   (11,412)   (4,754)       -
                                                   --------  --------  -------
Net cash provided by (used in) investing
   activities......................................  (9,368)  (15,143)   1,320
                                                   --------  --------  -------

Cash flows from financing activities:
   Net repayments to Parent and affiliates.......    (4,826)   (1,074)  (9,341)
   Purchase option deposit received from
      (returned to) affiliate....................     6,700         -   (6,500)
   Repayments of long-term debt..................    (2,918)   (2,568)  (2,724)
   Proceeds from issuance of long-term debt......     2,950         -        -
                                                   --------  --------  -------
Net cash provided by (used in) financing activities   1,906    (3,642) (18,565)
                                                   --------  --------  -------

Net increase (decrease) in cash .................     4,866    (1,031)   1,240
Cash at beginning of year........................       255     5,121    4,090
                                                   --------  --------  -------
Cash and cash equivalents at end of year.........  $  5,121  $  4,090  $ 5,330
                                                   ========  ========  =======

                                  (continued)

                                  ARBY'S, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                            YEAR ENDED
                                                   ----------------------------
                                                      DECEMBER 31,
                                                    --------------- DECEMBER 28,
                                                    1995       1996     1997
                                                    ----       ----     ----

Supplemental  disclosures of cash flow information:
  Cash paid during the year for:
     Interest..................................   $ 2,537   $  2,440   $ 1,810
                                                  =======   ========   =======
     Income taxes..............................   $   685   $    142   $   633
                                                  =======   ========   =======

Supplemental disclosures of noncash investing
  and financing activities:
     Total capital expenditures................   $31,330   $ 12,952   $   904
     Amounts representing capitalized leases...      (362)         -         -
                                                  -------   --------   -------
      Capital expenditures paid in cash........   $30,968   $ 12,952   $   904
                                                  =======   ========   =======

   As described in Note 12, in May 1995 Arby's, Inc. made a non-cash dividend aggregating $14,733,000 to the Parent consisting of the land, buildings and related improvements of 39 restaurants. As described in Notes 3 and 12, in connection with the sale of all of its 274 company owned restaurants to the Parent in May 1997, Arby's, Inc. received demand promissory notes aggregating $31,190,000 from the Parent and the Parent assumed $14,955,000 in capitalized lease obligations. Arby's, Inc. also recorded a $325,000 non-cash dividend to the Parent in connection with such sale.

          See accompanying notes to consolidated financial statements.

                                 ARBY'S, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 28, 1997




(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Arby's, Inc. (together with its subsidiaries, d/b/a Triarc Restaurant Group - "TRG"), a wholly-owned subsidiary of RC/Arby's Corporation (the "Parent"), which is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). All significant intercompany balances and transactions have been eliminated in consolidation. The Parent has certain wholly-owned subsidiaries other than TRG, including Royal Crown Company, Inc. ("Royal Crown") and certain subsidiaries which, prior to the May 1997 sale of all company-owned restaurants, owned and/or operated Arby's restaurants, principally Arby's Restaurant Development Corporation ("ARDC"), Arby's Restaurant Holding Company ("ARHC") and Arby's Restaurant Operations Company ("AROC").

CHANGE IN FISCAL YEAR

   Effective January 1, 1997, TRG changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, TRG's 1997 fiscal year commenced January 1, 1997 and ended December 28, 1997. Such period is referred to herein as "the year ended December 28, 1997" or "1997". December 28, 1997 and December 31, 1996 are referred to herein as "Year-End 1997" and "Year-End 1996", respectively.

CASH EQUIVALENTS

   All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. TRG typically invests its excess cash in a U.S. Treasury money market fund.

INVENTORIES

   Inventories, consisting principally of raw materials, were stated at the lower of cost (determined on the first-in, first-out basis) or market.

PROPERTIES AND DEPRECIATION AND AMORTIZATION

   Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line basis using the estimated useful lives of the related major classes of properties: 15-20 years for buildings and 3-8 years for machinery and equipment. Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

AMORTIZATION OF INTANGIBLES

   Costs in excess of net assets of acquired companies ("Goodwill") are being amortized on the straight-line basis over 31 to 40 years. Goodwill associated with certain restaurant acquisitions was amortized over 15 years prior to being written off as of December 31, 1996. Trademarks are being amortized on the straight-line basis over 15 years. Deferred financing costs are

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



being amortized as interest expense over the lives of the respective debt using the interest rate method.

IMPAIRMENTS

   Intangible Assets

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations through the period such Goodwill is being amortized are sufficient to absorb the related amortization, TRG has deemed there to be no impairment of Goodwill.

   Long-Lived Assets

   Effective  October 1, 1995 TRG adopted  Statement of  Financial  Accounting
Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 3).

FOREIGN CURRENCY TRANSLATION

   Financial statements of TRG's Canadian subsidiary are prepared in Canadian dollars and translated into United States dollars at the current exchange rates for assets and liabilities and an average rate for the year for revenues, costs and expenses. Net gains and losses resulting from the translation of such financial statements are charged or credited directly to the "Currency translation adjustment" component of "Stockholder's equity".

ADVERTISING COSTS

   TRG accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $19,072,000, $19,868,000 and $6,633,000 for 1995, 1996 and 1997,
respectively.

INCOME TAXES

   TRG is included in the consolidated Federal income tax return filed by Triarc. Under a tax sharing agreement between Triarc and the Parent, TRG provides for Federal income taxes on the same basis as if it filed a separate consolidated return. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

FRANCHISE FEES AND ROYALTIES

   Franchise fees are recognized as income when a franchised restaurant is opened. Franchise fees for multiple area development agreements represent the aggregate of the franchise fees for the number of restaurants in the area development and are recognized as income when each restaurant is opened in the

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



same manner as franchise fees for individual restaurants. Royalties are based on a percentage of restaurant sales of the franchised outlet and are accrued as earned.

RECLASSIFICATIONS

   Certain  amounts  included  in  the  prior  years'  consolidated  financial
statements  have  been   reclassified  to  conform  with  the  current  year's
presentation.

(2)SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

   TRG primarily franchises Arby's(R) quick service restaurants representing the largest franchise restaurant system specializing in roast beef sandwiches. Prior to the May 1997 sale of all company-owned restaurants, TRG also operated Arby's restaurants (see Note 3). TRG's franchisees principally are throughout the United States.

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

SIGNIFICANT ESTIMATES

   TRG has not used any estimates it considers significant in the preparation of its consolidated financial statements as of December 28, 1997.

CERTAIN RISK CONCENTRATIONS

   TRG has one significant franchisee which accounted for 11.5% of consolidated revenues in 1997. No customer accounted for more that 10% of consolidated revenues in 1995 or 1996. TRG believes that its vulnerability to risk concentrations related to significant vendors and sources of its raw materials for its franchisees is not significant. Risk of geographical concentration is also minimized since TRG's franchisees generally operate throughout the United States with limited foreign exposure.

(3)DISPOSITION AND PRIOR YEARS BUSINESS ACQUISITIONS

SALE OF RESTAURANTS

   On May 5, 1997 certain subsidiaries of the Parent sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of their 355 company-owned restaurants (the "RTM Sale"), including the 274 restaurants owned by TRG. The sales price consisted of cash and a promissory note
(discounted   value)   aggregating   $3,471,000   (including   $2,092,000   of
post-closing adjustments) and the assumption by RTM of an aggregate $54,682,000

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



in mortgage and equipment notes payable and $14,955,000 in capitalized lease obligations. TRG sold its 274 company-owned restaurants to the Parent in exchange for 11.875% demand notes aggregating $31,190,000 and the assumption of $14,955,000 in capitalized lease obligations. RTM now operates all of the 355 restaurants as a franchisee and pays royalties to TRG at a rate of 4% of those restaurants' net sales effective May 5, 1997. In 1997 TRG recorded a $2,712,000 loss on the sale included in "Other income (expense), net", which includes a $1,457,000 provision for the fair value of TRG's effective guarantee of future lease commitments and debt repayments assumed by RTM for which TRG or Triarc remains contingently liable if the payments are not made by RTM. The results of operations of the sold restaurants have been included in the accompanying consolidated statements of operations until the May 5, 1997 date of sale. Following the RTM Sale, TRG continues as the franchisor of the more than 3,000 store Arby's system. See below under "Pro Forma Operating Data" for the unaudited supplemental pro forma condensed summary operating data of TRG (the "Pro Forma Data") for the years ended December 31, 1996 and December 28, 1997 giving effect to the RTM Sale.

   In 1996 TRG recorded a $27,886,000 charge reported as "Reduction in carrying value of long-lived assets impaired or to be disposed of" to (i) reduce the carrying value of the long-lived assets to be sold (reported as "Assets held for sale" in the accompanying consolidated balance sheet as of December 31, 1996) by $15,469,000 to estimated fair value consisting of adjustments to "Properties, net" of $5,812,000, "Unamortized costs in excess of net assets of acquired companies" of $5,214,000 and "Deferred costs and other assets" of $4,443,000 and (ii) provide for associated net liabilities of $12,417,000, principally reflecting the present value of certain equipment operating lease obligations which would not be assumed by the purchaser and estimated closing costs. The estimated fair value was determined based on the terms of the February 1997 agreement for the RTM Sale including the then anticipated sales price. During 1996 the operations of TRG's restaurants to be disposed of had net sales of $179,275,000 and a pretax loss of $651,000. Such loss reflected $10,071,000 of allocated general and administrative expenses and $1,930,000 of interest expense related to the capitalized lease obligations directly related to the operations of the restaurants sold to RTM.

   In 1995, TRG recorded a provision of $11,527,000 consisting of an $8,899,000 reduction in the net carrying value of certain restaurants and other restaurant-related long-lived assets which were determined to be impaired and a $2,628,000 reduction to a net carrying value of $975,000 of certain restaurants and related equipment to be disposed. Such provision reduced "Properties, net" by $10,347,000, "Unamortized costs in excess of net assets of acquired companies" by $1,040,000 and "Deferred costs and other assets" by $140,000 to reflect the fair value of the respective assets. The fair value was generally determined by applying a fair market capitalization rate to the estimated expected future annual cash flows. The results of operations of the restaurants to be disposed as of December 31, 1995 resulted in a pretax loss of $806,000 for the year ended December 31, 1995.

PRO FORMA OPERATING DATA (UNAUDITED)

   The following Pro Forma Data of TRG for the years ended December 31, 1996 and December 28, 1997 have been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations to give effect to the RTM Sale as if such sale had been consummated as of January 1, 1996. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of TRG's actual results of operations had the RTM Sale actually been consummated on January 1, 1996 or of TRG's future results of operations and are as follows (in thousands):

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




                                      1996                      1997
                           -------------------------  -------------------------
                           AS REPORTED  PRO FORMA(a)  AS REPORTED  PRO FORMA(a)
                           -----------  ------------  -----------  ------------

  Revenues................... $238,596    $ 69,236      $124,701    $ 69,196
  Operating profit (loss)....  (13,644)     16,919        27,197      32,774
  Net income (loss)..........  (14,565)      5,387        14,242      20,528
--------------------
  (a)The effect of the RTM Sale consists of (i) the elimination of revenues and expenses (including the reduction in carrying value of long-lived assets impaired or to be disposed of for 1996 and the elimination of loss on sale for 1997 related to the sold Arby's restaurants), (ii) a decrease to interest expense associated with the assumption of debt by RTM and the forgiveness and repayment of certain amounts then outstanding under notes payable to Triarc (see Note 12) and (iii) the income tax effects of the above. The effect of the elimination of income and expenses of the sold restaurants is significantly greater in 1996 as compared with 1997 principally due to two 1996 eliminations which did not recur in 1997 for (i) a $27,886,000 reduction in carrying value of long-lived assets associated with the restaurants sold and (ii) depreciation and amortization on the long-lived restaurant assets sold, which had been written down to their estimated fair values as of December 31, 1996 and were no longer depreciated or amortized while they were held for sale.

PURCHASE PRICE ALLOCATIONS OF PRIOR YEARS ACQUISITIONS

   TRG consummated several business acquisitions during 1995 and 1996 for cash of $11,412,000 and $4,754,000, respectively. All such acquisitions have been accounted for in accordance with the purchase method of accounting. In accordance therewith, the following table sets forth the allocation of the aggregate purchase price and a reconciliation to "Business acquisitions" in the accompanying consolidated statements of cash flows (in thousands):

                                                           1995        1996
                                                           ----        ----

    Deferred costs and other assets..................... $ 1,876      $ 4,268
    Properties..........................................   9,219        2,782
    Goodwill............................................   2,708            -
    Net current assets (liabilities)....................     335         (358)
    Other liabilities...................................       -         (188)
    Long-term debt assumed including current portion....  (2,726)           -
                                                         -------      -------
                                                          11,412        6,504
    Less: Long-term debt issued to sellers.............        -       (1,750)
                                                         -------      -------
                                                         $11,412      $ 4,754
                                                         =======      =======

CANCELLATION OF SPINOFF TRANSACTIONS

    In October 1996 Triarc had announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of TRG) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions"). In May 1997 Triarc announced it would not proceed with the Spinoff Transactions as a result of its acquisition of Snapple Beverage Corp. and other issues.

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



(4) BALANCE SHEET DETAIL

    RECEIVABLES, NET

    The  following  is  a  summary  of  the  components  of  receivables   (in
thousands):

                                                              YEAR-END
                                                         ------------------
                                                           1996       1997
                                                           ----       ----
       Receivables:
           Trade.......................................  $ 6,837     $ 6,938
           Other.......................................    1,004       1,140
                                                         -------     -------
                                                           7,841       8,078
       Less allowance for doubtful accounts............    1,020       1,317
                                                         -------     -------
                                                         $ 6,821     $ 6,761
                                                         =======     =======

   The following is an analysis of the allowance for doubtful accounts (in thousands):

                                                 1995       1996        1997
                                                 ----       ----        ----

       Balance at beginning of year...........  $    748   $   974    $  1,020
       Provision for doubtful accounts........       566       424         582
       Recoveries of doubtful accounts........        44        21           -
       Uncollectible accounts written off.....      (384)     (399)       (285)
                                                --------   -------    --------
       Balance at end of year.................  $    974   $ 1,020    $  1,317
                                                ========   =======    ========

   Substantially all receivables are pledged as collateral for certain debt of the Parent (see Note 5).

    PROPERTIES, NET

    The following is a summary of the components of properties, net (in thousands):

                                                              YEAR-END
                                                         -------------------
                                                           1996        1997
                                                           ----        ----

       Land............................................  $ 2,689      $1,562
       Buildings and improvements and leasehold
         improvements..................................    6,918       3,371
       Machinery and equipment.........................    7,016       2,679
       Leased assets capitalized.......................      888         493
                                                         -------      ------
                                                          17,511       8,105
       Less accumulated depreciation and amortization..   10,812       3,856
                                                         -------      ------
                                                         $ 6,699      $4,249
                                                         =======      ======

    Substantially all properties are pledged as collateral for certain debt of the Parent or TRG (see Note 5).

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

    The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

                                                               YEAR-END
                                                         --------------------
                                                           1996         1997
                                                           ----         ----

       Costs in excess of net assets of acquired
          companies....................................  $29,188      $29,188
       Less accumulated amortization...................    7,522        8,332
                                                         -------      -------
                                                         $21,666      $20,856
                                                         =======      =======

DEFERRED COSTS AND OTHER ASSETS

     The following is a summary of the components of deferred costs and other assets (in thousands):

                                                               YEAR-END
                                                         -------------------
                                                           1996        1997
                                                           ----        ----

       Trademarks......................................  $ 4,620      $4,615
       Less accumulated amortization of trademarks.....      198         604
                                                         -------      ------
         Trademarks, net...............................    4,422       4,011
       Notes receivable................................        -         690
       Other...........................................    2,902       1,295
                                                         -------      ------
                                                         $ 7,324      $5,996
                                                         =======      ======

ACCRUED EXPENSES

       The following is a summary of the components of accrued expenses (in thousands):

                                                               YEAR-END
                                                         -------------------
                                                          1996          1997
                                                          ----          ----

       Accrued rent and other costs on
          closed restaurants not sold to RTM...........  $ 2,145      $4,932
       Accrued compensation and related benefits.......    8,972       4,589
       Accrued rent on equipment no longer used........    2,036       3,187
       Accrued restructuring costs.....................        -       2,182
       Other...........................................    7,696       4,793
                                                         -------     -------
                                                         $20,849     $19,683
                                                         =======     =======

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



(5) LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                               YEAR-END
                                                         --------------------
                                                           1996         1997
                                                           ----         ----

    Notes, bearing interest at 7.94% to 9.69%, due
     through 1999....................................... $ 4,865      $ 1,396
    Capitalized lease obligations.......................  15,928          469
                                                         -------      -------
       Total debt ......................................  20,793        1,865
       Less amounts payable within one year.............  17,802          813
                                                         -------      -------
                                                         $ 2,991      $ 1,052
                                                         =======      =======

    Aggregate annual maturities of long-term debt, including capitalized lease obligations, are as follows as of December 28, 1997 (in thousands):

       1998............................................  $   813
       1999............................................      674
       2000............................................       44
       2001............................................       49
       2002............................................       55
       Thereafter......................................      230
                                                         -------
                                                         $ 1,865
                                                         =======

   As discussed in Note 3, in May 1997 RTM assumed $14,955,000 of capitalized lease obligations associated with the restaurants sold.

   The Parent has outstanding $275,000,000 of 9 3/4% senior secured notes due 2000 (the "Senior Notes") which mature on August 1, 2000. TRG has fully and unconditionally guaranteed the Parent's obligations with respect to the Senior Notes jointly and severally with Royal Crown. TRG's common stock and substantially all of its personal property secure such guarantee.

(6)FAIR VALUE OF FINANCIAL INSTRUMENTS

   TRG has the following financial instruments for which the disclosure of fair values is required: cash and cash equivalents, accounts receivable and payable, affiliated notes receivable and payable, accrued expenses and long-term debt. The carrying amounts of cash and cash equivalents, affiliated notes receivable and payable, accounts payable and accrued expenses approximated fair value due to the short-term maturities of such assets and liabilities. The carrying amount of accounts receivable approximated fair value due to the related allowance for doubtful accounts. The fair values of long-term debt are assumed to reasonably approximate their carrying amounts since (i) for capitalized lease obligations, the weighted average implicit interest rates approximate current levels and (ii) for notes payable, the remaining maturities are relatively short-term.

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



(7)INCOME TAXES

   As discussed in Note 1, TRG is included in the consolidated Federal income tax return of Triarc. Pursuant to a tax sharing agreement between Triarc and the Parent, TRG provides for Federal income taxes on the same basis as if it filed a separate consolidated return. Amounts currently payable for Federal income taxes of $10,680,000 and $6,469,000 as of December 31, 1996 and December 28, 1997, respectively, have been included in "Due to Parent and affiliates" in the accompanying consolidated balance sheets.

   The income (loss) before income taxes consisted of the following components (in thousands):

                                        1995        1996      1997
                                        ----        ----      ----

      Domestic....................   $(11,554)   $(15,933)  $24,230
      Foreign.....................       (371)     (3,238)      106
                                     --------    --------   -------
                                     $(11,925)   $(19,171)  $24,336
                                     ========    ========   =======

   The benefit from (provision for) income taxes consisted of the following components (in thousands):

                                                    1995      1996      1997
                                                    ----      ----      ----

    Current:
      Federal...................................  $   543  $ (5,368)  $ 4,262
      State.....................................       59      (988)       92
      Foreign...................................     (362)     (370)     (444)
                                                  -------  --------  --------
                                                      240    (6,726)    3,910
                                                  -------  --------  --------
    Deferred:
      Federal...................................    2,936    10,931   (12,424)
      State.....................................      588       401    (1,580)
      Foreign...................................        -         -         -
                                                  -------  --------  --------
                                                    3,524    11,332   (14,004)
                                                  -------  --------  --------
                                                  $ 3,764  $  4,606  $(10,094)
                                                  =======  ========  ========

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



    The current and net non-current deferred income tax assets resulted from the following components (in thousands):

                                                              YEAR-END
                                                        --------------------
                                                         1996          1997
                                                         ----          ----

    Current deferred income tax assets:
       Accrued employee benefit costs.................  $ 1,922      $ 1,226
       Accrued rent and other costs on closed
          restaurants not sold to RTM.................      834        1,919
       Accrued restructuring costs....................        -          849
       State net operating loss carryforwards.........        -          655
       Allowance for doubtful accounts................      397          512
       Other, net.....................................      873          621
                                                        -------      -------
                                                          4,026        5,782
                                                        -------      -------

    Non-current deferred income tax assets (liabilities):
       Reserve for income tax contingencies...........   (1,475)      (1,650)
       Deferred franchise fees........................    1,330        1,581
       Depreciation and other properties basis
          differences.................................   15,279         (311)
       Other, net.....................................      706          460
                                                        -------      -------
                                                         15,840           80
                                                        -------      -------
                                                        $19,866      $ 5,862
                                                        =======      =======

    The difference between the reported benefit from (provision for) income taxes and the tax benefit (provision) that would result from applying the 35% Federal statutory rate to the income (loss) before income taxes is reconciled as follows (in thousands):

                                                    1995      1996      1997
                                                    ----      ----      ----
    Income tax benefit (provision) computed at
      Federal statutory rate....................  $ 4,174  $  6,710   $(8,518)
    Decrease (increase) in Federal tax provision
       resulting from:
      State income (taxes) benefit, net of Federal
        income tax effect.......................      421      (382)     (967)
      Amortization of non-deductible Goodwill...     (284)     (284)     (284)
      Foreign tax rate in excess of United States
        Federal  statutory rate and foreign
        withholding taxes, net of Federal income
        tax benefit..............................    (308)     (241)     (271)
      Effect of foreign net operating losses for
       which no tax carryback benefit is
       available................................        -    (1,133)        -
      Non-deductible amortization of restricted
       stock....................................     (274)        -         -
      Other, net................................       35       (64)      (54)
                                                  -------  --------  --------
                                                  $ 3,764  $  4,606  $(10,094)
                                                  =======  ========  ========

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



    The Federal income tax returns of Triarc and its subsidiaries, including TRG, have been examined by the Internal Revenue Service ("IRS") for the tax years 1989 through 1992 and the IRS had issued notices of proposed adjustments prior to 1997 relating to TRG increasing taxable income by approximately $600,000. Triarc, on behalf of TRG, has resolved such proposed adjustments and, in connection therewith, the Parent made a settlement payment of related taxes and interest in the fourth quarter of 1997 on behalf of itself, TRG and Royal Crown.

(8) CORPORATE RESTRUCTURING

    The 1996 corporate restructuring charge of $2,400,000 related to estimated losses on planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space as a result of the then planned sale of company-owned restaurants. The 1997 corporate restructuring charge of $5,597,000 principally related to employee severance and related termination costs and employee relocation associated with restructuring in connection with the RTM Sale.

(9) PENSION AND STOCK COMPENSATION PLANS

    Triarc maintains a 401(k) defined contribution plan (the "Plan") covering, among other employees of Triarc and its subsidiaries, all of TRG's employees who meet certain minimum requirements and elect to participate. Under the provisions of the Plan, employees may contribute various percentages of their compensation up to a maximum of 15%, subject to certain limitations. The Plan provides for company matching contributions of 50% of employee contributions up to the first 5% of an employee's contributions. The Plan also provides for additional annual company contributions at an arbitrary aggregate amount to be determined by the employers. In connection with these employer contributions, TRG provided $959,000, $689,000 and $602,000 in 1995, 1996 and 1997,
respectively.

    TRG's employees who were eligible to participate prior to 1989 are covered under a defined benefit pension plan sponsored by the Parent which covers employees of TRG, Royal Crown and certain other affiliates. Prior to 1995 the plan was frozen. Net periodic pension cost (credit) under the plan was immaterial in each of the years presented.

    Prior to 1995, Triarc granted 76,750 restricted shares of Triarc Class A common stock to certain TRG senior executives under Triarc's 1993 Equity Participation Plan (the "1993 Triarc Equity Plan"). The aggregate values of the awards at the respective dates of grant of $1,613,000 were being charged to TRG as compensation expense over the applicable vesting periods through 1996. On December 7, 1995, the Compensation Committee of Triarc's Board of Directors authorized management of Triarc to accelerate the vesting of all of the then outstanding shares of restricted stock. On January 16, 1996 management of Triarc accelerated the vesting and TRG recorded the resulting additional amortization expense of $454,000 in its entirety in 1995. In addition, Triarc has granted stock options to certain key employees of TRG under the 1993 Triarc Equity Plan and Triarc's 1997 Equity Participation Plan. Of such options, 100,000 granted prior to 1995 were at an option price of $20.00 per share which was lower than the $31.75 fair market value of Triarc's Class A common stock at the date of grant, representing an aggregate difference of $1,175,000 and 162,000 granted in 1997 were at a weighted average option price of $12.57 which was below the weighted average fair market value of Triarc's Class A common stock on the respective dates of grant of $14.53, resulting in an aggregate difference of $317,000. Such differences are being charged to TRG as compensation expense over the applicable vesting

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



periods through 2002, net of reversals of prior charges arising from the forfeiture of certain of those options in connection with employee terminations (the "Forfeiture Adjustments"). Compensation expense (credit) resulting from the grants of restricted shares and below market stock options aggregated $870,000 (including the $454,000 from the accelerated vesting of the restricted stock and net of $231,000 of Forfeiture Adjustments), $(104,000) (net of $173,000 of Forfeiture Adjustments) and $32,000 (net of $154,000 of Forfeiture Adjustments) during 1995, 1996 and 1997, respectively, and is included in "General and administrative" in the accompanying consolidated statements of operations.

(10) LEASE COMMITMENTS

     TRG leases buildings and improvements and machinery and equipment. Prior to the RTM Sale, some leases provided for contingent rentals based upon sales volume. In connection with the RTM Sale in May 1997, substantially all operating and capitalized lease obligations associated with the sold restaurants were assumed by RTM, although TRG remains contingently liable if the future lease payments (which could potentially aggregate a maximum of approximately $100,000,000 as of December 28, 1997) are not made by RTM. TRG provided $9,677,000 in "Reduction in carrying value of long-lived assets impaired or to be disposed of" in 1996 representing the present value of future operating lease payments relating to certain equipment transferred to RTM but the obligations for which remain with TRG.

     Rental  expense  under  operating   leases  consisted  of  the  following
components (in thousands):

                                               1995      1996      1997
                                               ----      ----      ----

      Minimum rentals......................  $14,873   $ 16,190   $ 7,020
      Contingent rentals...................      879        793       204
                                             -------   --------   -------
                                              15,752     16,983     7,224
      Less sublease income.................      688        489       509
                                             -------   --------   -------
                                             $15,064   $ 16,494   $ 6,715
                                             =======   ========   =======

    TRG's future minimum rental payments and sublease rental income for leases having an initial lease term in excess of one year as of December 28, 1997, excluding $7,925,000 of those future operating lease payments for which TRG has provided as set forth above, are as follows (in thousands):

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



                                       RENTAL PAYMENTS        SUBLEASE INCOME
                                   ---------------------- ---------------------
                                    CAPITALIZED OPERATING CAPITALIZED OPERATING
                                     LEASES      LEASES     LEASES      LEASES
                                     ------      ------     ------      ------

   1998........................... $   105      $ 1,375    $    60     $   567
   1999...........................      87        1,090         60         463
   2000...........................      87        1,043         55         442
   2001...........................      87        1,047         41         359
   2002...........................      86          945         44         255
   Thereafter.....................     317        2,740        160       1,127
                                   -------      -------    -------     -------
     Total minimum payments.......     769      $ 8,240    $   420     $ 3,213
                                                =======    =======     =======
   Less interest..................     300
                                   -------
   Present value of minimum
     capitalized lease payments... $   469
                                   =======

   The present value of minimum capitalized lease payments is included, as applicable, with "Long-term debt" or "Current portion of long-term debt" in the accompanying consolidated balance sheets (see Note 5).

(11) LEGAL MATTERS

   TRG is involved in litigation and claims incidental to its business. TRG has reserves for such legal matters aggregating approximately $823,000 as of December 28, 1997. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to TRG, based on currently available information and given TRG's aforementioned reserves, TRG does not believe that such legal matters will have a material adverse effect on its consolidated results of operations or financial position.

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997



(12)TRANSACTIONS WITH RELATED PARTIES

   The following is a summary of transactions between TRG and its related parties (in thousands):

                                                   1995      1996      1997
                                                   ----      ----      ----
    Costs allocated to TRG by Triarc under a
      management services agreement (a).........  $ 4,100  $ 3,850   $ 3,850
    Interest expense allocated to TRG
      from Parent (b)...........................    3,985    3,592     2,634
    Interest income on note receivable from
      Parent (c)................................       -         -     2,415
    Proceeds from sales of restaurants to
      affiliates (c)............................   31,602    1,600    31,190
    Receipt (return) of purchase option
      deposit from affiliate (d)................    6,700        -    (6,500)
    Option premium income from affiliate (d)....        -        -       200
    Repurchase of $720 principal amount of
      promissory notes due from franchisees
      from Southeastern Public Service Company,
      a subsidiary of Triarc, at fair value.....        -         -      690
    Royalty income from affiliates (e)..........    1,132     2,067      650
    Dividend of restaurants to Parent (f).......   14,733         -      325
    Compensation costs charged (credited) to
      TRG by Triarc for restricted stock and
      below market stock options (Note 9).......      870      (104)      32
    Payments to Triarc for usage of aircraft....       58         -       32
    Purchase of restaurants from affiliates (g).        -     2,782        -

   (a) TRG receives from Triarc certain management services, including legal, accounting, tax, insurance, financial and other management services, under a management services agreement. Such costs were allocated to TRG by Triarc based upon TRG's pro rata share of the sum of the greater of income before income taxes, depreciation and amortization and 10% of revenues of Triarc's principal operating subsidiaries. Management of TRG believes that such allocation method is reasonable. Further, management of TRG believes that such allocation approximates the costs that would have been incurred by TRG on a stand-alone basis.

  (b)A substantial portion of interest expense on the Senior Notes (the "Senior Notes Interest") has been allocated by the Parent to TRG and Royal Crown based upon the approximate proportion of Goodwill pushed down to those subsidiaries in connection with their original acquisition by Triarc and its subsidiaries, which resulted in interest allocated to TRG of $1,800,000 during each of the years 1995, 1996 and 1997. In addition, during 1995, 1996 and 1997, the Parent allocated to TRG interest expense of $2,185,000, $1,792,000 and $834,000, respectively incurred in connection with borrowings from Triarc in 1995 through May 5, 1997 and Southeastern Public Service Company, a subsidiary of Triarc, in 1995 (the "Triarc and SEPSCO Interest"), the proceeds of which were principally advanced by the Parent to TRG to fund capital expenditures, acquisitions and other cash requirements of TRG. Management of TRG believes such allocations are reasonable and, with respect to the Triarc and SEPSCO Interest, approximated the interest TRG would have incurred in the open market. However, the allocation of the Senior Notes Interest may not be indicative of interest expense which TRG would have incurred on a stand-alone basis, the amounts of which would be dependent upon TRG's capital structure on such stand-alone basis.

                                 ARBY'S, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997


  (c)During 1995, TRG sold the land, buildings and related equipment of an aggregate 29 restaurants and the equipment of the 39 restaurants referred to in (f) below to ARDC and ARHC for proceeds of $31,602,000, representing the approximate net book value of the related assets. During 1996 TRG sold the land, buildings and related equipment of 3 restaurants with a net book value of $785,000 to ARHC for proceeds of $1,600,000. As described in Note 3, in connection with the RTM Sale in May 1997, TRG sold the land, buildings and related equipment of all of its 274 company-owned restaurants at approximate net book value in exchange for demand promissory notes aggregating $31,190,000 which bear interest at 11.875% per annum and the assumption of $14,955,000 in capitalized lease obligations. The $2,415,000 of interest income represents interest on the $31,190,000 of notes from May 5 through December 28, 1997.

  (d)In connection with the acquisition by TRG of 35 previously franchised restaurants in February 1995, TRG received a $6,700,000 non-interest bearing refundable purchase option deposit from Arby's Restaurants, Inc. ("ARINC"), a wholly-owned subsidiary of the Parent, which gave ARINC the right to purchase any or all of such 35 acquired restaurants and apply up to the full amount of the option payment against the purchase price. The option terminated in connection with the RTM Sale and TRG returned $6,500,000 of such option deposit and recognized $200,000 of option premium income.

  (e)TRG entered into franchise license agreements for each of the restaurants operated by AROC (51 restaurants) and ARHC (30 restaurants) under terms similar to those for unaffiliated parties except that franchise fees are not required. During 1995, 1996 and 1997, TRG recognized royalties of $879,000, $1,347,000 and $415,000 from AROC and $253,000, $720,000 and $235,000 from
ARHC, respectively. TRG also entered into management agreements with each of AROC, ARDC and ARHC pursuant to which TRG provided certain management services, as well as financial and accounting services, to such companies for reimbursement of the direct costs to TRG of such services plus an annual fee of $10,000 from each of those companies. Such franchise license and management service agreements were terminated in May 1997 in connection with the RTM Sale.

  (f)In May 1995, TRG dividended land, buildings and related improvements of 39 restaurants with a net book value of $14,733,000 to the Parent. In connection with the RTM Sale in May 1997, TRG recorded a $325,000 dividend of restaurant assets to the Parent.

  (g)During 1996, TRG purchased the land, buildings and related equipment of 4 restaurants from ARDC and AROC for cash of $2,782,000, representing the net book value of the related assets.

                           ROYAL CROWN COMPANY, INC.
                           -------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                               DECEMBER 28, 1997
                               -----------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           PAGE
                                                                           ----

Independent Auditors' Report...............................................  1
Consolidated Balance Sheets as of December 31, 1996 and December 28, 1997.. 2 Consolidated Statements of Operations for the years ended
    December 31, 1995 and 1996 and the fiscal year ended December 28, 1997. 3 Consolidated Statements of Stockholder's Equity (Deficit) for the years ended
    December 31, 1995 and 1996 and the fiscal year ended December 28, 1997. 4 Consolidated Statements of Cash Flows for the years ended
    December 31, 1995 and 1996 and the fiscal year ended December 28, 1997.  5
Notes to Consolidated Financial Statements.................................  7

                                      (i)

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholder of Royal Crown Company, Inc.:

    We have audited the accompanying consolidated balance sheets of Royal Crown Company, Inc. (a wholly-owned subsidiary of RC/Arby's Corporation) and subsidiary ("Royal Crown") as of December 28, 1997 and December 31, 1996 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of Royal Crown's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Royal Crown as of December 28, 1997 and December 31, 1996 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 10, 1998

                           ROYAL CROWN COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                    DECEMBER 31,    DECEMBER 28,
                                                        1996           1997
                                                        ----           ----
                                                           (IN THOUSANDS)
    ASSETS

Current assets:
  Cash................................................  $    800        $   901
  Receivables, net (Note 4)...........................    27,819         27,021
  Inventories (Note 4)................................     9,305         12,443
  Deferred income tax benefit (Note 7)................     4,478          6,133
  Prepaid expenses and other current assets...........     3,746          2,650
                                                        --------       --------
    Total current assets..............................    46,148         49,148

Properties, net (Note 4)..............................     5,227          4,556
Unamortized costs in excess of net assets of
  acquired companies (Note 4).........................   137,457        132,540
Deferred income tax benefit (Note 7)..................     9,365          7,944
Deferred costs and other assets (Note 4)..............     3,955          6,783
                                                        --------       --------
                                                        $202,152       $200,971
                                                        ========       ========

          LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Accounts payable....................................  $ 12,677        $10,849
  Accrued expenses (Note 4)...........................    20,704         17,186
                                                        --------       --------
    Total current liabilities.........................    33,381         28,035

Due to Parent and affiliates, net (Note 12)...........   206,855        212,770
Other liabilities.....................................       926          4,803
Commitments and contingencies (Notes 7, 9, 10 and 11)

Stockholder's equity (deficit) (Note 5):
  Common stock, $1.00 par value; 1,000 shares authorized,
    issued and outstanding............................         1              1
  Additional paid-in capital..........................    42,426         42,426
  Accumulated deficit.................................   (81,437)       (87,064)
                                                        --------       --------
    Total stockholder's deficit.......................   (39,010)       (44,637)
                                                        --------       --------
                                                        $202,152       $200,971
                                                        ========       ========

         See accompanying notes to consolidated financial statements.

                           ROYAL CROWN COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED
                                                -------------------------------
                                                     DECEMBER 31,
                                                   ---------------  DECEMBER 28,
                                                   1995       1996      1997
                                                   ----       ----      ----
                                                          (IN THOUSANDS)

Net sales......................................  $172,603   $178,007  $ 146,835
                                                 --------   --------  ---------

Costs and expenses:
   Cost of sales...............................    57,072     61,620     41,210
   Advertising, selling and distribution (Note 1)  86,226     76,923     68,074
   General and administrative..................    27,441     23,716     23,581
   Facilities relocation and corporate
     restructuring (Note 8)....................         -      3,950      1,437
                                                 --------   --------  ---------
                                                  170,739    166,209    134,302
                                                 --------   --------  ---------

     Operating profit..........................     1,864     11,798     12,533

Interest expense...............................       (13)         -        (94)
Allocation of interest expense from Parent
  (Note 12)....................................   (20,000)   (20,000)   (20,000)
Other income (expense), net....................      (760)       286      1,758
                                                 ---------  --------  ---------

   Loss before income taxes....................   (18,909)    (7,916)    (5,803)

Benefit from income taxes (Note 7).............     4,844        956        176
                                                 --------   --------  ---------
   Net loss....................................  $(14,065)  $ (6,960) $  (5,627)
                                                 ========   ========  =========

         See accompanying notes to consolidated financial statements.

                           ROYAL CROWN COMPANY, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 28, 1997



                                       COMMON STOCK
                                   -------------------  ADDITIONAL
                                     NUMBER               PAID-IN   ACCUMULATED
                                    OF SHARES  AMOUNT     CAPITAL     DEFICIT
                                    ---------  ------     -------     -------
                                                  (DOLLARS IN THOUSANDS)

Balance at December 31, 1994.......    1,000   $     1   $ 42,426    $(60,412)
   Net loss........................        -         -          -     (14,065)
                                    --------   -------   --------    --------
Balance at December 31, 1995.......    1,000         1     42,426     (74,477)
   Net loss........................        -         -          -      (6,960)
                                    --------   -------   --------    --------
Balance at December 31, 1996.......    1,000         1     42,426     (81,437)
   Net loss........................        -         -          -      (5,627)
                                    --------   -------   --------    --------
Balance at December 28, 1997.......    1,000   $     1   $ 42,426    $(87,064)
                                    ========   =======   ========    ========


         See accompanying notes to consolidated financial statements.

                           ROYAL CROWN COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED
                                                  ------------------------------
                                                    DECEMBER 31,
                                                  ----------------  DECEMBER 28,
                                                    1995     1996       1997
                                                  --------  ------      ----
                                                          (IN THOUSANDS)

Cash flows from operating activities:
   Net loss..................................... $(14,065) $(6,960)    $(5,627)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating  activities:
      Amortization of costs in excess of net
         assets acquired and other intangibles..    5,961    5,432       5,239
      Depreciation and amortization of properties     838      999       1,101
      Provision for facilities relocation and
         corporate restructuring................        -    3,950       1,437
      Payments on facilities relocation and
         corporate restructuring................     (711)    (224)     (2,542)
      Provision for doubtful accounts...........    1,402    2,655       1,820
      Benefit from deferred income taxes........   (2,457)  (1,076)       (234)
      Noncash charges (benefit) from Parent.....   15,874   (1,966)      5,915
      Other, net................................    1,524     (403)       (164)
      Changes in operating assets and liabilities:
         Decrease (increase) in:
           Receivables..........................   (4,078)  (7,004)       (180)
           Inventories..........................   (2,256)     926      (3,182)
           Prepaid expenses and other current
            assets..............................     (180)     137         904
         Increase (decrease) in accounts payable
           and accrued expenses.................    3,721    4,134      (4,820)
                                                  -------   ------     -------
Net cash provided by (used in) operating
  activities....................................    5,573      600        (333)
                                                  -------   ------     -------

Cash flows from investing activities:
   Proceeds from sales of properties and business     587       28         951
   Capital expenditures.........................   (1,474)    (591)       (517)
   Business acquisition.........................   (2,923)       -           -
   Investment in affiliate......................   (1,000)       -           -
                                                  -------   ------     -------
Net cash provided by (used in) investing
   activities                                      (4,810)    (563)        434
                                                  -------   ------     -------

Cash flows from financing activities............        -        -           -
                                                  -------   ------     -------

Net increase in cash ...........................      763       37         101
Cash at beginning of year.......................        -      763         800
                                                  -------   ------     -------
Cash at end of year.............................  $   763   $  800     $   901
                                                  =======   ======     =======

Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
     Interest...................................  $    13   $    -     $     -
                                                  =======   ======     =======
     Income taxes (refunds), net................  $    55   $ (245)    $     -
                                                  =======   =======    =======

         See accompanying notes to consolidated financial statements.

                           ROYAL CROWN COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 28, 1997




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Royal Crown Company, Inc. (together with its subsidiary, "Royal Crown") and its wholly-owned subsidiary, TriBev Corporation ("TriBev"). Royal Crown is a wholly-owned subsidiary of RC/Arby's Corporation (the "Parent"), which is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). All significant intercompany balances and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR

     Effective January 1, 1997, Royal Crown changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, Royal Crown's 1997 fiscal year commenced January 1, 1997 and ended December 28, 1997. Such period is referred to herein as "the year ended December 28, 1997" or "1997". December 28, 1997 and December 31, 1996 are referred to herein as "Year-End 1997" and "Year-End 1996", respectively.

INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market.

PROPERTIES AND DEPRECIATION AND AMORTIZATION

     Properties are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line basis using the estimated useful lives of the related major classes of properties: 3-15 years for machinery and equipment and 15-40 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

AMORTIZATION OF INTANGIBLES

     Costs in excess of net assets of acquired companies ("Goodwill") are being amortized on the straight-line basis over 40 years. Trademarks are being amortized on the straight-line basis principally over 15 years.

IMPAIRMENTS

     Intangible Assets

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations. To the extent future results of operations through the period such Goodwill is being amortized are sufficient to absorb the related amortization, Royal Crown has deemed there to be no impairment of Goodwill.

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997





     Long-Lived Assets

     Effective October 1, 1995, Royal Crown adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard had no effect on Royal Crown's consolidated results of operations or financial position in the periods presented.

ADVERTISING COSTS

     Royal Crown accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. Advertising costs amounted to $15,274,000, $5,724,000 and $7,601,000 for 1995,
1996 and 1997,  respectively.  In addition  Royal Crown  supports its beverage bottlers and distributors with promotional allowances, a portion of which is utilized for indirect advertising by such bottlers and distributors. Promotional allowances amounted to $58,431,000, $55,982,000 and $48,528,000 for 1995, 1996 and 1997, respectively.

INCOME TAXES

     Royal Crown is included in the consolidated Federal income tax return filed by Triarc. Under a tax-sharing agreement between Triarc and the Parent, Royal Crown provides for Federal income taxes on the same basis as if it filed a separate consolidated return. Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

RECLASSIFICATIONS

     Certain  amounts  included  in the prior  years'  consolidated  financial
statements  have  been   reclassified  to  conform  with  the  current  year's
presentation.

(2)  SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

     Royal Crown produces and sells concentrates used in the production and distribution of soft drinks by independent bottlers under the brand names RC Cola(R), Diet RC Cola(R), Diet Rite Cola(R), Diet Rite(R) flavors, Nehi(R), Upper 10(R), and Kick(R). Royal Crown operates its business principally throughout the United States with minimal foreign exposure.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




disclosure  of  contingent   assets  and   liabilities  at  the  date  of  the
consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT ESTIMATES

     Royal Crown has not used any estimates it considers significant in the preparation of its consolidated financial statements as of December 28, 1997.

CERTAIN RISK CONCENTRATIONS

     Royal Crown had two significant customers which accounted for 11% and 12% of net sales in 1995, 17% and 13% in 1996 and three significant customers which accounted for 16%, 13% and 10% of net sales in 1997. While Royal Crown has chosen to purchase certain raw materials (such as aspartame) on an exclusive basis from single suppliers, Royal Crown believes that, if necessary, adequate raw materials can be obtained from alternate sources. Risk of geographical concentration is also minimized since Royal Crown products are produced in the United States and principally sold throughout the United States. However, the industry Royal Crown competes in contains a small group of competitors and Royal Crown's proportionate market share is comparatively small.

(3)  DISPOSITION AND PRIOR YEAR ACQUISITION

C&C SALE

     On July 18, 1997, Royal Crown completed the sale (the "C&C Sale") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. ("Kelco"), for $750,000 in cash and an $8,650,000 note (the "Kelco Note") with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. The $2,380,000 of deferred revenues consists of (i)
$2,096,000 relating to minimum take-or-pay commitments for sales of concentrate for C&C products to Kelco and (ii) $284,000 relating to future technical services to be performed for Kelco by Royal Crown, both under the contract with Kelco. The excess of the proceeds of $4,373,000 over the carrying value of the C&C trademark of $1,575,000 and the related equipment of $2,000 resulted in a pretax gain of $2,796,000 which, commencing in the third quarter of 1997, is being recognized pro rata between the gain on sale and the carrying value of the assets sold based on the cash proceeds and collections under the Kelco Note since realization of the Kelco Note is not yet fully assured. Accordingly, a gain of $576,000 was recognized in "Other income (expense), net" in the accompanying consolidated statement of operations for the year ended December 28, 1997. See below under "Pro Forma Operating Data" for the unaudited supplemental pro forma condensed summary operating data of Royal Crown (the "Pro Forma Data") for the years ended December 31, 1996 and December 28, 1997 giving effect to the C&C Sale.

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997


PRO FORMA OPERATING DATA (UNAUDITED)

     The following Pro Forma Data of Royal Crown for the years ended December 31, 1996 and December 28, 1997 have been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations to give effect to the C&C Sale as if such sale had been consummated as of January 1, 1996. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of Royal Crown's actual results of operations had the C&C Sale actually been consummated on January 1, 1996 or of Royal Crown's future results of operations and are as follows (in thousands):

                                      1996                      1997
                            -------------------------- ------------------------
                            AS REPORTED  PRO FORMA (a) AS REPORTED PRO FORMA(a)
                            -----------  ------------- ----------- ------------


  Revenues                     $178,007   $166,904       $146,835     $139,992
  Operating profit               11,798     12,951         12,533       12,700
  Net loss                       (6,960)    (5,959)        (5,627)      (5,697)
--------------------
  (a)The effect of the C&C Sale consists of (i) the elimination of revenues and expenses related to the C&C beverage line, (ii) realization of deferred revenues based on the portion of the minimum take-or-pay commitment for sales of concentrate for C&C products to Kelco and from fees related to technical services performed, both under the contract with Kelco, (iii) imputation of interest expense on the deferred revenues, (iv) recognition of the cost of the concentrate to be sold, (v) elimination of the aforementioned $576,000 gain on the sale of C&C recorded in 1997, (vi) accretion of the discount on the portion of the Kelco Note relating to the C&C Sale and (vii) the income tax effects of the above.

PURCHASE PRICE ALLOCATION OF PRIOR YEAR ACQUISITION

     Royal Crown consummated a business acquisition during 1995 for cash of $2,923,000. Such acquisition was accounted for in accordance with the purchase method of accounting. In accordance therewith, the following table sets forth the allocation of the aggregate purchase price reflected in "Business acquisitions" in the accompanying 1995 consolidated statement of cash flows (in thousands):

       Deferred costs and other assets.........................  $ 2,500
       Net current assets......................................      423
                                                                 -------
                                                                 $ 2,923
                                                                 =======
CANCELLATION OF SPINOFF TRANSACTIONS

    In October 1996 Triarc had announced that its Board of Directors approved a plan to offer up to approximately 20% of the shares of its beverage and restaurant businesses (including those of Royal Crown) to the public through an initial public offering and to spin off the remainder of the shares of such businesses to Triarc stockholders (collectively, the "Spinoff Transactions").
In  May  1997  Triarc   announced  it  would  not  proceed  with  the  Spinoff
Transactions as a result of its acquisition of Snapple Beverage Corp. ("Snapple") and other issues.

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




(4) BALANCE SHEET DETAIL

RECEIVABLES, NET

    The  following  is  a  summary  of  the  components  of  receivables   (in
thousands):

                                                               YEAR-END
                                                         --------------------
                                                          1996           1997
                                                          -----          ----
       Receivables:
           Trade.......................................  $28,394      $26,116
           Other.......................................    3,054        5,773
                                                         -------      -------
                                                          31,448       31,889
       Less allowance for doubtful accounts...........     3,629        4,868
                                                         -------      -------
                                                         $27,819      $27,021
                                                         =======      =======

     The following is an analysis of the allowance for doubtful accounts (in thousands):

                                                     1995      1996      1997
                                                   --------  --------  ------

       Balance at beginning of year............... $    239  $    936  $ 3,629
       Provision for doubtful accounts (Note 12)..    1,402     2,655    1,820
       Recoveries of doubtful accounts............        -       174      130
       Uncollectible accounts written off.........     (705)     (136)    (711)
                                                   --------  --------  -------
       Balance at end of year..................... $    936  $  3,629  $ 4,868
                                                   ========  ========  =======

     Substantially all receivables are pledged as collateral for certain debt of the Parent (see Note 5).

INVENTORIES

     The following is a summary of the components of inventories (in thousands):

                                                              YEAR-END
                                                          -----------------
                                                           1996       1997
                                                           ----       ----

        Raw materials.................................  $ 5,394     $  5,904
        Work in process...............................      467          214
        Finished goods................................    3,444        6,325
                                                        -------     --------
                                                        $ 9,305     $ 12,443
                                                        =======     ========

    Substantially all inventories are pledged as collateral for certain debt of the Parent (see Note 5).

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




PROPERTIES

    The following is a summary of the components of properties, net (in thousands):

                                                               YEAR-END
                                                         -------------------
                                                          1996          1997
                                                          ----          ----

           Land.......................................  $   724     $    789
           Buildings and leasehold improvements.......    4,487        4,906
           Machinery and equipment....................    6,343        6,259
                                                        -------     --------
                                                         11,554       11,954
           Less accumulated depreciation and
             amortization.............................    6,327        7,398
                                                        -------     --------
                                                        $ 5,227     $  4,556
                                                        =======     ========

    Substantially all properties are pledged as collateral for certain debt of the Parent (see Note 5).

UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

    The following is a summary of the components of unamortized costs in excess of net assets of acquired companies (in thousands):

                                                              YEAR-END
                                                        --------------------
                                                         1996          1997
                                                         ----          ----

       Costs in excess of net assets of acquired
         companies....................................  $194,533    $194,533
       Less accumulated amortization..................    57,076      61,993
                                                        --------    --------
                                                        $137,457    $132,540
                                                        ========    ========

DEFERRED COSTS AND OTHER ASSETS

     The following is a summary of the components of deferred costs and others assets (in thousands):

                                                              YEAR-END
                                                        --------------------
                                                         1996          1997
                                                         ----          ----

       Trademarks.....................................  $  3,128    $  1,186
       Less accumulated amortization of trademarks....       736         495
                                                        --------    --------
         Trademarks, net..............................     2,392         691
       Note receivable................................         -       5,047
       Other..........................................     1,563       1,045
                                                        --------    --------
                                                        $  3,955    $  6,783
                                                        ========    ========

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




ACCRUED EXPENSES

     The following is a summary of the components of accrued expenses (in thousands):

                                                              YEAR-END
                                                         -------------------
                                                          1996         1997
                                                          ----         ----

       Accrued advertising............................  $ 11,609    $  9,401
       Deferred revenue...............................       751       2,355
       Accrued compensation and related benefits......     1,989       1,912
       Facilities relocation and corporate restructuring   2,650         917
       Other...........................................    3,705       2,601
                                                        --------    --------
                                                        $ 20,704    $ 17,186
                                                        ========    ========

(5) GUARANTY

    The Parent has outstanding $275,000,000 of 9 3/4% rate senior secured notes due 2000 (the "Senior Notes") which mature on August 1, 2000. Royal Crown has fully and unconditionally guaranteed the Parent's obligations with respect to the Senior Notes jointly and severally with Arby's, Inc. (d/b/a Triarc Restaurant Group - "TRG"), a wholly-owned subsidiary of the Parent. Royal Crown's common stock and substantially all of its personal property secure such guarantee.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Royal Crown has the following financial instruments for which the disclosure of fair values is required: cash, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash, accounts payable and accrued expenses approximated fair value due to the short-term maturities of such assets and liabilities. The carrying amount of accounts receivable approximated fair value due to the related allowance for doubtful accounts.

(7)  INCOME TAXES

     As discussed in Note 1, Royal Crown is included in the consolidated Federal income tax return of Triarc. Pursuant to a tax-sharing agreement between Triarc and the Parent, Royal Crown provides for Federal income taxes on the same basis as if it filed a separate consolidated return. As of December 31, 1996 and December 28, 1997, Royal Crown was in a net operating loss position and, as such, all of Royal Crown's income tax related balances are reported as deferred income taxes.

     Royal Crown's loss before income taxes was entirely from domestic operations.

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




     The benefit from income taxes consisted of the following components (in thousands):

                                                    1995       1996      1997
                                                  -------   --------   ------
    Current:
      Federal...................................  $ 2,173   $      -   $     -
      State.....................................      214       (120)      (58)
                                                  -------   --------   -------
                                                    2,387       (120)      (58)
                                                  -------   --------   -------

    Deferred:
      Federal...................................    2,331        891       164
      State.....................................      126        185        70
                                                  -------   --------   -------
                                                    2,457      1,076       234
                                                  -------   --------   -------
                                                  $ 4,844   $    956   $   176
                                                  =======   ========   =======

     The current and net non-current deferred income tax assets resulted from the following components (in thousands):

                                                              YEAR-END
                                                        --------------------
                                                         1996          1997
                                                         ----          ----
    Current deferred income tax assets:
      Net operating loss carryforward under Parent's
          tax sharing agreement with Triarc and
          state net operating loss carryforwards......  $      -    $  1,983
      Allowance for doubtful accounts.................     1,333       1,966
      Deferred revenue................................       275         689
      Accrued employee benefit costs..................       507         568
      Facilities relocation and corporate restructuring      806         336
      Accrued advertising and promotions..............       526         102
      Other, net......................................     1,031         489
                                                        --------    --------
                                                           4,478       6,133
                                                        --------    --------
    Non-current deferred income tax assets (liabilities):
      Net operating loss carryforward under Parent's
          tax sharing agreement with Triarc...........    10,636       9,260
      Reserve for income tax contingencies............    (1,433)     (1,433)
      Write-off of investment in affiliate............       366         366
      Other, net......................................      (204)       (249)
                                                        --------    --------
                                                           9,365       7,944
                                                        --------    --------
                                                        $ 13,843    $ 14,077
                                                        ========    ========

    As of December 28, 1997 Royal Crown had net operating loss carryforwards for Federal income tax purposes under the Parent's tax sharing agreement with Triarc of approximately $29,077,000. Such carryforwards will expire approximately $10,326,000, $7,602,000, $9,312,000 and $1,837,000 in 2008,
2009, 2010 and 2012, respectively.

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




    The difference between the reported benefit from income taxes and the tax benefit that would result from applying the 35% Federal statutory rate to the loss before income taxes is reconciled as follows (in thousands):

                                                     1995       1996      1997
                                                   --------   -------   ------
    Income tax benefit computed at Federal
      statutory rate.............................  $  6,618   $ 2,771   $ 2,031
    Decrease (increase) in Federal tax provision
     resulting from:
      Amortization of non-deductible Goodwill....    (1,721)   (1,721)   (1,721)
      State income taxes, net of Federal
        income tax effect........................       221        42         8
      Other, net.................................      (274)     (136)     (142)
                                                   --------   -------   -------
                                                   $  4.844   $   956   $   176
                                                   ========   =======   =======

    The Federal income tax returns of Triarc and its subsidiaries, including Royal Crown, have been examined by the Internal Revenue Service ("IRS") for the tax years 1989 through 1992 and the IRS had issued notices of proposed adjustments prior to 1997 relating to Royal Crown increasing taxable income by approximately $3,000,000. Triarc, on behalf of Royal Crown, has resolved such proposed adjustments and, in connection therewith, the Parent made a settlement payment of related taxes and interest in the fourth quarter of 1997 on behalf of itself, Royal Crown and TRG.

(8) FACILITIES RELOCATION AND CORPORATE RESTRUCTURING

    The 1996 facilities relocation and corporate restructuring charge of $3,950,000 related to costs associated with (i) estimated losses on planned subleases (principally for the write-off of nonrecoverable unamortized leasehold improvements and furniture and fixtures) of surplus office space as a result of the relocation (the "Royal Crown Relocation") of Royal Crown's headquarters which were centralized with the offices of Triarc's other beverage subsidiaries in White Plains, New York ($1,300,000), (ii) employee severance costs associated with the Royal Crown Relocation ($2,200,000) and
(iii) the shutdown of Royal Crown's Ohio production facility ($450,000).

     The 1997 facilities relocation and corporate restructuring charge of $1,437,000 related to costs associated with the Royal Crown Relocation ($1,137,000) and the write-off of the remaining unamortized costs of certain beverage distribution rights reacquired in prior years and no longer being utilized by Royal Crown as a result of the sale or liquidation of the assets and liabilities of MetBev, Inc. ("MetBev"), an affiliate ($300,000).

(9)  PENSION AND OTHER BENEFIT PLANS

     Triarc maintains a 401(k) defined contribution plan (the "Plan") covering, among other employees of Triarc and its subsidiaries, all of Royal Crown's employees who meet certain minimum requirements and elect to participate. Under the provisions of the Plan, employees may contribute various percentages of their compensation up to a maximum of 15%, subject to certain limitations. The Plan provides for company matching contributions of 50% of employee contributions up to the first 5% of an employee's contributions. The Plan also provides for additional annual company contributions at an arbitrary aggregate amount to be determined by the employers. In connection with these employer contributions, Royal Crown provided $216,000, $331,000 and $276,000 in 1995, 1996 and 1997, respectively.

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




     Royal Crown's employees who were eligible to participate prior to 1989 are covered under a defined benefit pension plan sponsored by the Parent which covers employees of Royal Crown, TRG and certain other affiliates. Prior to 1995 the plan was frozen.

     Royal Crown's portion of the components of the net periodic pension cost were as follows (in thousands):

                                                     1995      1996      1997
                                                   --------  --------  --------

   Current service cost (represents plan expenses) $     61  $     61  $    61
   Interest cost on projected benefit obligation        212       205      190
   Return on plan assets........................       (483)     (264)    (444)
   Net amortization and deferrals...............        340       101      251
                                                   --------  --------  -------
       Net periodic pension cost................   $    130  $    103  $    58
                                                   ========  ========  =======

     The following table sets forth Royal Crown's portion of the plan's funded status (in thousands):

                                                              YEAR-END
                                                         ------------------
                                                           1996       1997
                                                           ----       ----

   Actuarial present value of benefit obligations:
     Vested benefit obligation........................  $  2,906    $  2,736
     Nonvested benefit obligation.....................        14          14
                                                        --------    --------
         Accumulated and projected benefit obligation.     2,920       2,750
   Plan assets at fair value..........................    (2,462)     (2,753)
                                                        --------    --------
   Funded status......................................       458          (3)
   Unrecognized net gain from plan experience.........       316         632
                                                        --------    --------
         Accrued pension cost.........................  $    774    $    629
                                                        ========    ========

     Significant assumptions used in measuring the net periodic pension cost for the plan included the following: (i) the expected long-term rate of return on plan assets was 8% and (ii) the discount rate was 8% for 1995, 7% for 1996 and 7 1/2% for 1997. The discount rate used in determining the benefit obligations above was 7 1/2% at December 31, 1996 and 7% at December 28, 1997. The effects of the 1996 decrease and the 1997 increase in the discount rate did not materially affect the net periodic pension cost. The 1997 decrease in the discount rate used in determining the benefit obligations resulted in an increase in the accumulated and projected benefit obligation of $122,000.

     Plan assets as of December 28, 1997 are invested in managed portfolios consisting of government and government agency obligations (51%), common stock (37%), corporate debt securities (10%) and other investments (2%).

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




     Royal Crown maintains unfunded postretirement medical and death benefit plans for a limited number of employees who have retired and have provided certain minimum years of service. The medical benefits are principally contributory while death benefits are noncontributory. The net postretirement benefit cost for 1995, 1996 and 1997, as well as the accumulated postretirement benefit obligation as of December 28, 1997, were insignificant.

     Prior to 1995, Triarc granted 57,000 restricted shares of Triarc Class A common stock to certain Royal Crown senior executives under Triarc's 1993 Equity Participation Plan (the "1993 Triarc Equity Plan"). The aggregate values of the awards at the respective dates of grant of $1,161,000 were being charged to Royal Crown as compensation expense over the applicable vesting periods through 1996. On December 7, 1995, the Compensation Committee of Triarc's Board of Directors authorized management of Triarc to accelerate the vesting of all of the then outstanding shares of restricted stock. On January 16, 1996 management of Triarc accelerated the vesting and Royal Crown recorded the resulting additional amortization expense of $208,000 in its entirety in 1995. In addition, Triarc has granted stock options to certain key employees of Royal Crown under the 1993 Triarc Equity Plan and Triarc's 1997 Equity Participation Plan. Of such options, 65,000 granted prior to 1995 were at an option price of $20.00 per share which was below the $31.75 fair market value of Triarc's Class A common stock at the date of grant representing an aggregate difference of $764,000 and 136,000 granted in 1997 were at a weighted average option price of $12.54 which was below the weighted average fair market value of Triarc's Class A common stock on the respective dates of grant of $14.75, resulting in an aggregate difference of $301,000. Such differences are being charged to Royal Crown as compensation expense over the applicable vesting periods through 2000, net of reversals of prior charges arising from the forfeiture of certain of those options in connection with employee terminations (the "Forfeiture Adjustments"). Compensation expense resulting from the grants of restricted shares and below market stock options aggregated $742,000 (including the $208,000 from the accelerated vesting of the restricted stock), $178,000 and $19,000 (net of $154,000 of Forfeiture Adjustments) during 1995, 1996 and 1997, respectively, and is included in "General and administrative" in the accompanying consolidated statements of operations.

(10) LEASE COMMITMENTS

     Royal  Crown  leases   buildings  and   improvements  and  machinery  and
equipment. Rental expense under operating leases consisted of the following components (in thousands):

                                                     1995      1996      1997
                                                     ----      ----      ----

        Minimum rentals.........................   $    725  $    866  $   559
        Less sublease income....................        447       313      374
                                                   --------  --------  -------
                                                   $    278  $    553  $   185
                                                   ========  ========  =======

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




    Royal Crown's future minimum rental payments and sublease rental income for operating leases having an initial lease term in excess of one year as of December 28, 1997 are as follows (in thousands):

                                                            RENTAL     SUBLEASE
                                                           PAYMENTS     INCOME
                                                           --------     ------

    1998................................................   $   562     $   404
    1999................................................       586         433
    2000................................................       563         403
    2001................................................       529         361
    2002................................................       530         361
    Thereafter..........................................       623         210
                                                           -------     -------
                                                           $ 3,393     $ 2,172
                                                           =======     =======

(11) LEGAL AND ENVIRONMENTAL MATTERS

     Royal Crown is involved in litigation, claims and environmental matters incidental to its businesses. Royal Crown has reserves for such legal and environmental matters aggregating approximately $250,000 as of December 28, 1997. Although the outcome of such matters cannot be predicted with certainty and some of these may be disposed of unfavorably to Royal Crown, based on currently available information and given Royal Crown's aforementioned reserves, Royal Crown does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997




(12) RELATED PARTY TRANSACTIONS

     The following is a summary of transactions between Royal Crown and its related parties (in thousands):

                                                    1995      1996      1997
                                                  --------  --------  --------
       Interest expense allocated to Royal
        Crown from Parent (a)....................  $20,000  $ 20,000   $20,000
       Costs allocated to Royal Crown by Triarc
        under a management services agreement (b) 4,900 3,150 3,150 Net sales to MetBev, net of marketing
         support credits (c)....................       551     8,985         -
       Provision for uncollectible receivables
        from sales to MetBev and guarantee of
        MetBev accounts payable and advance to
        MetBev (c)..............................     1,745     2,000       975
       Investment in preferred stock of MetBev
        and write-off thereof (c)...............     1,000         -         -
       Shared services allocation from Triarc
        beverage affiliates, net (d)............         -         -       547
       Compensation costs charged to Royal
        Crown by Triarc for restricted stock
        and below market stock options (Note 9).       742       178        19
       Lease payments to NPC Leasing Corp.,
        an affiliate............................        21         -         -
       Payments to Triarc for usage of aircraft.        15         -         -

     (a) A substantial portion of interest expense on the Senior Notes has been allocated by the Parent to Royal Crown and TRG based upon the approximate proportion of Goodwill pushed down to those subsidiaries in connection with their original acquisition by Triarc and its subsidiaries, an allocation method which management of Royal Crown believes is reasonable. Such allocation may not be indicative of interest expense which Royal Crown would have incurred on a stand-alone basis, the amounts of which would be dependent upon Royal Crown's capital structure on such stand-alone basis.

     (b) Royal Crown receives from Triarc certain management services, including legal, accounting, tax, insurance, financial and other management services, under a management services agreement. Such costs were allocated to Royal Crown by Triarc based upon Royal Crown's pro rata share of the sum of the greater of income before income taxes, depreciation and amortization and 10% of revenues of Triarc's principal operating subsidiaries. Management of Royal Crown believes that such allocation method is reasonable. Further, management of Royal Crown believes that such allocation approximates the costs that would have been incurred by Royal Crown on a stand-alone basis.

     (c) During 1995 Royal Crown paid $1,000,000 and contributed a license for a period of five years for the Royal Crown distribution rights for its products in New York City and certain surrounding counties to MetBev in exchange for preferred stock in MetBev representing a 37.5% voting interest and a warrant to acquire 37.5% of the common stock of MetBev. The remaining 62.5% was owned by other parties and was subject to certain vesting provisions. Upon consummation of the sale of the MetBev distribution rights

                           ROYAL CROWN COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               DECEMBER 28, 1997


(see below), Royal Crown's voting interest in MetBev was 44.7% principally due to the cancellation of nonvested stock. In December 1996, the distribution rights of MetBev were sold to a third party for minimum payments over a three-year period aggregating $1,050,000 and MetBev commenced the liquidation of its remaining assets and liabilities. During 1997 Royal Crown advanced MetBev $539,000 for costs incurred in liquidating the remaining assets and liabilities and related close-down costs of its facility. Royal Crown has not received any payments on the $1,050,000 from the purchaser of MetBev's distributor rights and does not expect to collect due to financial difficulties of the purchaser which Royal Crown believes is due to competitive pressures on the purchaser following Triarc's acquisition of Snapple and its revitalization of Snapple. In connection therewith, in 1995 Royal Crown wrote off its $1,000,000 investment to "Other income (expense), net" since MetBev had incurred significant losses from its inception and had a stockholders' deficit as of December 31, 1996 of $8,943,000. Further, Royal Crown provided $1,745,000 and $2,000,000 (included in "General and administrative" and "Advertising, selling and distribution") in 1995 and 1996, respectively, for uncollectible receivables from sales (with minimal gross profit) of finished product to MetBev (and in 1995 a guarantee of a MetBev third party accounts payable) resulting in remaining accounts receivable of $997,000 as of December 31, 1996. In 1997 Royal Crown wrote off its remaining receivables from MetBev, after offsetting amounts otherwise payable to the purchaser, amounting to $975,000 (included in "General and administrative").

     (d) During 1997, Royal Crown was charged $702,000 for an allocated portion of the salaries and related benefit costs of certain employees of Triarc's other beverage subsidiaries who performed shared finance, administrative and operational functions for Royal Crown and for office space utilized by Royal Crown in their centralized headquarters in White Plains, NY. Such allocation was based on the estimated proportion of time expended on the respective businesses. Royal Crown was also credited $155,000 in 1997 for the allocated cost of shared legal services that employees of Royal Crown provided Triarc's other beverage subsidiaries.

     The "Due to Parent and affiliates, net" of $206,855,000 and $212,770,000 as set forth in the accompanying consolidated balance sheets as of December 31, 1996 and December 28, 1997, respectively, carries no stated maturity.