Form 10-Q
period 1998-03-29
RC ARBYS CORP
filed 1998-05-13
CIK 904892

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

     As of April 30, 1998, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, CFC Holdings Corp.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 28,  March 29,
                                                        1997 (A)      1998
                                                        --------    --------
                            ASSETS                          (In thousands)
                                                              (Unaudited)
Current assets:
  Cash and cash equivalents........................... $   10,463   $   5,687
  Receivables, net....................................     34,991      33,394
  Note receivable from affiliate......................      2,000       2,000
  Inventories.........................................     12,444       9,055
  Deferred income tax benefit.........................     21,537      21,537
  Prepaid expenses and other current assets...........      3,583       4,588
                                                       ----------   ---------
    Total current assets..............................     85,018      76,261

Properties, net ......................................      8,805      12,442
Unamortized costs in excess of net assets
  of acquired companies...............................    153,396     151,964
Deferred income tax benefit...........................     20,246      18,275
Deferred costs and other assets.......................     20,011      18,901
                                                       ----------   ---------
                                                       $  287,476   $ 277,843
                                                       ==========   =========

       LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-term debt................... $    1,556   $   1,497
  Notes payable to affiliates.........................      1,200         950
  Accounts payable....................................     13,584      10,063
  Due to affiliates...................................      8,062      12,056
  Accrued expenses....................................     51,846      40,355
                                                       ----------   ---------
    Total current liabilities.........................     76,248      64,921

Long-term debt........................................    279,606     278,995
Deferred income and other liabilities.................     18,482      18,183

Stockholder's equity (deficit):
  Common stock........................................          1           1
  Additional paid-in capital..........................     73,690      73,690
  Accumulated deficit.................................   (160,253)   (157,647)
  Currency translation adjustment.....................       (298)       (300)
                                                       ----------   ---------
    Total stockholder's deficit.......................    (86,860)    (84,256)
                                                       ----------   ---------
                                                       $  287,476   $ 277,843
                                                       ==========   =========

(A) Derived from the audited consolidated financial statements as of December 28, 1997.

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three months ended
                                                          ------------------
                                                          March 30, March 29,
                                                            1997      1998
                                                          --------  --------
                                                             (In thousands)
                                                               (Unaudited)
Revenues:
  Net sales.............................................. $ 89,473   $ 32,195
  Royalties, franchise fees and other revenues...........   13,314     18,089
                                                          --------   --------
                                                           102,787     50,284
                                                          --------   --------
Costs and expenses:
  Cost of sales..........................................   50,242      8,104
  Advertising, selling and distribution..................   23,711     16,146
  General and administrative.............................   17,562     14,155
  Facilities relocation and corporate restructuring......    1,876          -
                                                          --------   --------
                                                            93,391     38,405
                                                          --------   --------

   Operating profit......................................    9,396     11,879

Interest expense.........................................  (10,391)    (7,612)
Other income, net........................................      806        896
                                                          --------   --------

   Income (loss) before income taxes.....................     (189)     5,163

Benefit from (provision for) income taxes................      125     (2,557)
                                                          --------   --------

   Net income (loss)..................................... $    (64)  $  2,606
                                                          ========   ========


    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three months ended
                                                         --------------------
                                                         March 30,   March 29,
                                                           1997        1998
                                                         --------    --------
                                                             (In thousands)
                                                               (Unaudited)
Cash flows from operating activities:
  Net income (loss)..................................... $    (64)   $  2,606
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Amortization of costs in excess of net assets
      of acquired companies and other intangibles.......    1,538       1,815
     Depreciation and amortization of properties........      561       1,136
     Amortization of deferred financing costs...........      571         562
     Provision for facilities relocation and
      corporate restructuring1..........................    1,876           -
     Payments on facilities relocation and
      corporate restructuring...........................     (962)       (833)
     Provision for doubtful accounts....................      242         564
     Provision for (benefit from) deferred income taxes.     (346)      1,971
     Other, net.........................................     (720)        142
     Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables.....................................   (2,940)      1,033
        Inventories.....................................    1,512       3,389
        Prepaid expenses and other current assets.......      619      (1,005)
      Increase (decrease) in:
        Accounts payable and accrued expenses...........   (4,901)    (14,179)
        Due to affiliates...............................    1,286       3,903
                                                         --------    --------
Net cash provided by (used in) operating activities.....   (1,728)      1,104
                                                         --------    --------
Cash flows from investing activities:
  Capital expenditures..................................     (568)     (4,972)
  Proceeds from sales of properties.....................    1,327          12
                                                         --------    --------
Net cash provided by (used in) investing activities.....      759      (4,960)
                                                         --------    --------
Cash flows from financing activities:
  Repayments of long-term debt..........................   (1,348)       (670)
  Net borrowings from (repayments to) affiliates........   11,785        (250)
                                                         --------    --------
Net cash provided by (used in) financing activities.....   10,437        (920)
                                                         --------    --------

Net increase (decrease) in cash.........................    9,468      (4,776)
Cash and cash equivalents at beginning of period........    7,411      10,463
                                                         --------    --------
Cash and cash equivalents at end of period.............. $ 16,879    $  5,687
                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 29, 1998
                                  (Unaudited)


(1) Basis of Presentation

    RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company") is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). The Company's principal wholly-owned subsidiaries are Arby's, Inc. and Royal Crown Company, Inc.

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 28, 1997 and March 29, 1998 and its results of operations and cash flows for the three-month periods ended March 30, 1997 and March 29, 1998 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997 (the "Form 10-K").

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1997 commenced on January 1, 1997 and ended on March 30, 1997 and the Company's first quarter of 1998 commenced on December 29, 1997 and ended on March 29, 1998. For the purposes of these consolidated financial statements, such periods are referred to herein as the three-month periods ended March 30, 1997 and March 29, 1998, respectively.

    Certain amounts included in the prior comparable period's condensed consolidated financial statements have been reclassified to conform with the current period's presentation.

(2) Significant 1997 Transactions

    On May 5, 1997 certain subsidiaries of the Company sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 then company-owned restaurants (the "RTM Sale") for cash and a promissory note (discounted value) aggregating $3,471,000 and the assumption by RTM of an aggregate $69,637,000 of mortgage and equipment notes payable and capitalized lease obligations. On July 18, 1997, the Company completed the sale (the "C&C Sale" and collectively with the RTM Sale, the "Sales") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc., for $750,000 in cash and an $8,650,000 note with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. See Note 3 to the consolidated financial statements in the Form 10-K for a more detailed description of the Sales.

    As a result of the Sales, the Company's results of operations for the three months ended March 29, 1998 are not comparable to its results for the three months ended March 30, 1997. The following unaudited supplemental pro forma condensed summary operating data (the "Pro Forma Data") of the Company for the three months ended March 29, 1997 have been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                March 29, 1998
                                  (Unaudited)


statement of operations for such period to give effect to the Sales as if the Sales had been consummated on January 1, 1997. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Sales actually been consummated on January 1, 1997 or of the Company's future results of operations and is as follows (in thousands):
                                                       Three months ended
                                                          March 30, 1997
                                                    ------------------------
                                                    As Reported    Pro Forma
                                                    -----------    ---------

    Revenues.......................................  $ 102,787      $ 49,633
    Operating profit...............................      9,396        10,045
    Net income (loss)..............................       (64)         2,118

(3) Comprehensive Income (Loss)

    In June 1997 the Financial Accounting Standards Board issued SFAS No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires the disclosure of comprehensive income which is defined as the change in stockholder's equity during a period exclusive of stockholder investments and distributions to the stockholder. For the Company, in addition to net income
(loss), comprehensive income includes any changes in the currency translation adjustment. The following is a summary of the components of comprehensive income (loss) (in thousands):
                                                       Three months ended
                                                    ------------------------
                                                     March 30,     March 29,
                                                       1997          1998
                                                    ----------     ---------

    Net income (loss).............................. $     (64)    $    2,606
    Net change in currency translation adjustment..         -             (2)
                                                    ---------     ----------
        Comprehensive income (loss)................ $     (64)    $    2,604
                                                    =========     ==========

(4) Inventories

    The  following  is  a  summary  of  the  components  of  inventories   (in
thousands):

                                                   December 28,    March 29,
                                                       1997          1998
                                                     --------      --------

    Raw materials.................................. $   5,904     $   6,350
    Work in process................................       214           386
    Finished goods.................................     6,326         2,319
                                                    ---------     ---------
                                                    $  12,444     $   9,055
                                                    =========     =========

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                March 29, 1998
                                  (Unaudited)


(5) Related Party Transactions

    The Company continues to have certain related party transactions with Triarc and its subsidiaries of the same nature and general magnitude as those described in Note 13 to the consolidated financial statements contained in the Form 10-K.

(6) Income Taxes

    The Internal Revenue Service ("IRS") has completed its examination of the Federal income tax returns of Triarc and its subsidiaries for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $4,576,000, including interest, during 1997. The Company is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $3,000,000, the tax effect of which has not yet been determined. The IRS has recently commenced its examination of the Federal income tax returns of Triarc and its subsidiaries for the tax year ended April 30, 1993 and transition period ended December 31, 1993. The Company believes that adequate aggregate provisions have been made principally in years prior to 1997 for any tax liabilities, including interest, that may result from the resolution of these contested adjustments and the recently commenced examination.

(7) Contingencies

    The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $958,000 as of March 29, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

INTRODUCTION

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 28, 1997 (the "Form 10-K") of RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's two business segments, restaurants and beverages, are described therein. RCAC is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). RCAC's principal wholly-owned subsidiaries are Arby's, Inc. (d/b/a Triarc Restaurant Group - "TRG") and Royal Crown Company, Inc. ("Royal Crown"). Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. See "PART II - OTHER INFORMATION."

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first quarter of 1997 commenced on January 1, 1997 and ended on March 30, 1997 and the Company's first quarter of 1998 commenced on December 29, 1997 and ended on March 29, 1998. For purposes of this management's discussion and analysis, such periods are referred to herein as the three months ended March 30, 1997 and March 29, 1998, respectively, or the 1997 and 1998 first quarters, respectively.

RESULTS OF OPERATIONS

Three Months Ended March 29, 1998 Compared with Three Months Ended March 30,
  1997

    Revenues decreased $52.5 million (51%) to $50.3 million in the three months ended March 29, 1998. Restaurant revenues decreased $47.4 million to $18.1 million, reflecting $52.1 million of nonrecurring sales in the 1997 first quarter for then company-owned restaurants, all 355 of which were sold on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, partially offset by a $4.7 million (36%) increase in royalties and franchise fees. The increase in royalties and franchise fees is principally due to (i) incremental royalties of $2.3 million during the 1998 first quarter from the 355 restaurants sold to RTM, (ii) a 4% increase in same-store sales of franchised restaurants and (iii) an average net increase of 68 (3%) franchised restaurants other than those sold to RTM in the RTM Sale. Beverage revenues decreased $5.1 million (14%) to $32.2 million due to decreases in sales of finished goods of $2.9 million and concentrate of $2.2 million. The decrease in sales of finished goods is principally due to the absence in the 1998 period of 1997 sales of the C&C beverage line, the rights to which were sold in July 1997. The Company now sells concentrate to the purchaser of the C&C beverage line rather than finished goods. The decrease in sales of concentrate reflects a $3.7 million decrease in branded sales principally due to domestic volume declines, despite the resulting shift in sales of the C&C beverage line to concentrate from finished goods, partially offset by a $1.5 million volume increase in private label sales.

    Gross profit (total revenues less cost of sales) decreased $10.4 million to $42.2 million in the three months ended March 29, 1998 and gross margins (gross profit divided by total revenues) increased to 84% compared with 51% for the same period of the prior year. Restaurant gross profit declined $6.4 million to $18.1 million due to an $11.1 million decrease in store gross profit due to the RTM Sale partially offset by the $4.7 million increase in royalties and franchise fees (with no associated cost of sales) described above. Restaurant gross margins increased to 100.0% from 37% due to the fact that royalties and franchise fees now constitute the total revenues of this segment. Beverage gross profit declined $4.0 million to $24.1 million principally due to the declines in branded concentrate and finished product sales volumes discussed above and the recognition of a nonrecurring 1997 first quarter reduction to cost of sales of $1.5 million resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer. The Company has no similar contract guaranteeing minimum gross profit levels in 1998. Beverage gross margins were relatively unchanged at 75% as the shift in product mix to higher-margin concentrate sales was offset by the recognition of the nonrecurring 1997 first quarter reduction to cost of sales of $1.5 million described above.

    Advertising, selling and distribution expenses decreased $7.6 million to $16.1 million in the three months ended March 29, 1998. Restaurant advertising expenses declined $5.4 million principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale. Beverage advertising expenses declined $2.2 million principally due to (i) lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume and (ii) planned reductions in connection with the aforementioned decrease in sales of branded finished products.

    General and administrative expenses decreased $3.4 million to $14.2 million in the three months ended March 29, 1998 principally due to reduced spending levels related to administrative support, principally payroll, no longer required for the sold restaurants as a result of the RTM Sale and other cost reduction measures.

    The nonrecurring facilities relocation and corporate restructuring charge of $1.9 million in the 1997 first quarter principally consisted of employee severance costs incurred through March 30, 1997 associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which was centralized in the White Plains, New York headquarters of Triarc's other beverage subsidiaries.

    Interest expense decreased $2.8 million to $7.6 million in the three months ended March 29, 1998 principally due to the elimination of interest expense on $69.6 million of mortgage and equipment notes payable and capitalized lease obligations assumed by RTM in connection with the RTM Sale and, to a lesser extent, the reduction of outstanding principal balances aggregating $29.7 million under notes payable to Triarc forgiven or repaid in connection with the RTM Sale on May 5, 1997.

    Other income, net was relatively unchanged, increasing $0.1 million to $0.9 million in the three months ended March 29, 1998.

    The (provision for) and benefit from income taxes represent annual effective tax rates of 50% and 66% based on the estimated annual tax rates as of March 29, 1998 and March 30, 1997, respectively. Such rate is lower in the 1998 period due principally to the reduced impact on the 1998 rate of the amortization of nondeductible costs in excess of net assets of acquired companies since the projected pretax income for the respective full years upon which such rates were based is higher for 1998 than 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Consolidated cash and cash equivalents (collectively "cash") decreased $4.8 million during the three months ended March 29, 1998 to $5.7 million. Such decrease reflects (i) cash used by investing activities (capital expenditures) of $5.0 million and (ii) cash used by financing activities (repayments of debt) of $0.9 million, partially offset by cash provided by operating activities of $1.1 million. The net cash provided by operating activities reflects (i) net income of $2.6 million and (ii) net non-cash charges of $5.4 million, both partially offset by cash used by changes in operating assets and liabilities of $6.9 million principally due to the semi-annual interest payment made during the 1998 first quarter on the Company's $275.0 million of 9 3/4% senior secured notes due 2000 (the "Senior Notes"). The Company expects to have continued positive cash flows from operations during the remainder of 1998.

    Working capital (current assets less current liabilities) was $11.3 million at March 29, 1998, reflecting a current ratio (current assets divided by current liabilities) of 1.2:1. Such amount represents an increase in working capital of $2.6 million from December 28, 1997 principally due to the net income for the period.

    The Senior Notes mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date. Interest at the rate of 9 3/4% per annum is payable semi-annually on February 1 and August 1 of each year. The Senior Notes are, however, redeemable at the option of the Company commencing on August 1, 1998. The Company and Triarc are currently evaluating refinancing alternatives with respect to the Senior Notes. No decision has been made to pursue any particular refinancing alternative and there can be no assurance that any such refinancing will be effected.

    The Company also has $3.8 million and $0.5 million, respectively, as of March 29, 1998 of remaining mortgage notes and equipment notes not assumed by RTM in connection with the RTM Sale. Such mortgage and equipment notes are repayable in equal monthly installments, including interest, through 2016 and 2003, respectively. Amounts due under these notes during the remainder of 1998 aggregate $0.7 million consisting of $0.6 million to be assumed by RTM (and offset against a receivable from RTM for an equal amount) and $0.1 million to be paid in cash. In addition, the Company has notes payable to Triarc and one of its subsidiaries aggregating $1.0 million payable during the remainder of 1998.

    Consolidated capital expenditures amounted to $5.0 million in the three months ended March 29, 1998, including $4.6 million which the Company was required to reinvest in core business assets under the indenture pursuant to which the Senior Notes were issued as a result of the sale of the C&C beverage line and certain other asset disposals in the latter half of 1997 in lieu of utilizing the net proceeds to purchase Senior Notes. The Company expects that capital expenditures during the remainder of 1998 will be approximately $1.0 million. As of March 29, 1998, there were no outstanding commitments for such estimated capital expenditures.

    Although the Company made no business acquisitions during the 1998 first quarter, the Company considers selective business acquisitions, as appropriate, to grow strategically and explores other alternatives to the extent it has available resources to do so.

    The Company is a party to a tax sharing agreement with Triarc (the "Tax Sharing Agreement") whereby the Company is required to pay amounts relating to taxes based on the taxable income of the Company and its eligible subsidiaries on a stand alone basis. The Company had overpaid its 1993 tax obligation due to losses during the fourth quarter of 1993, and had experienced additional losses in 1994 through 1997 significantly in excess of the $5.2 million of pretax income in the 1998 first quarter. As a result, no subsequent payment has been required through March 29, 1998 and, considering the approximately $29.7 million of remaining unutilized tax benefits from net operating loss carryforwards under the Tax Sharing Agreement as of March 29, 1998, the Company does not expect to be required to make any such payments during the remainder of 1998.

    The Internal Revenue Service ("IRS") has completed its examination of the Federal income tax returns of Triarc and its subsidiaries, including the Company, for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $4.6 million, including interest, in 1997. The Company is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $3.0 million, the tax effect of which has not yet been determined, and accordingly, the amount of any payments required as a result thereof cannot presently be determined.

    As of March 29, 1998, the Company had cash of $5.7 million available to meet its cash requirements. The Company's cash requirements for the remainder of 1998, exclusive of operating cash flows, consist principally of (i) debt principal repayments of $1.6 million, including $1.0 million under affiliated notes, $0.5 million under other notes and $0.1 million under the mortgage and equipment notes (exclusive of the $0.6 million to be assumed by RTM), (ii) capital expenditures of $1.0 million, (iii) payments, if any, to the IRS in connection with the $3.0 million of proposed adjustments relating to the Company from the examination of Triarc's income tax returns for the tax years 1989 through 1992 being contested and (iv) the cost of business acquisitions, if any. The Company anticipates meeting all such requirements through existing cash and/or cash flows from operations and borrowings from Triarc, to the extent available.

Legal and Environmental Matters

    The Company is involved in litigation, claims and environmental matters incidental to its business. The Company has reserves for such legal and environmental matters aggregating approximately $1.0 million as of March 29, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

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

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in customer tastes; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its competitors detailed in the Company's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

       27.1 Financial Data Schedule for the three-month period ended March 29, 1998, submitted to the Securities and Exchange Commission in electronic format.*
       ---------------
       *    Filed herewith

   (b) Reports on Form 8-K:

       The registrant did not file any reports on Form 8-K during the three months ended March 29, 1998.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         RC/ARBY'S CORPORATION
                                              (Registrant)




Date:  May 13, 1998                      By: /s/ JOHN L. BARNES, JR.
                                             -----------------------
                                             John L. Barnes, Jr.
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (On behalf of the Company)



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