Form 10-Q
period 1998-06-28
RC ARBYS CORP
filed 1998-08-17
CIK 904892

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1998
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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



           --------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                  Yes [X] No [ ]

     As of July 31, 1998, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, CFC Holdings Corp.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 28,   June 28,
                                                        1997 (A)       1998
                                                        --------     --------
                            ASSETS                         (In thousands)
                                                             (Unaudited)
Current assets:
  Cash and cash equivalents........................... $   10,463   $  21,345
  Receivables, net....................................     34,991      36,967
  Note receivable from affiliate......................      2,000           -
  Inventories.........................................     12,444       6,416
  Deferred income tax benefit.........................     21,537      21,536
  Prepaid expenses and other current assets...........      3,583       3,567
                                                       ----------   ---------
    Total current assets..............................     85,018      89,831

Properties, net ......................................      8,805      11,337
Unamortized costs in excess of net assets
  of acquired companies...............................    153,396     150,533
Deferred income tax benefit...........................     20,246      15,977
Deferred costs and other assets.......................     20,011      18,088
                                                       ----------   ---------
                                                       $  287,476   $ 285,766
                                                       ==========   =========

       LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-term debt................... $    1,556   $   1,471
  Notes payable to affiliates.........................      1,200         375
  Accounts payable....................................     13,584       5,736
  Due to affiliates...................................      8,062      13,515
  Accrued expenses....................................     51,846      48,992
                                                       ----------   ---------
    Total current liabilities.........................     76,248      70,089

Long-term debt........................................    279,606     278,796
Deferred income and other liabilities.................     18,482      18,173

Stockholder's equity (deficit):
  Common stock........................................          1           1
  Additional paid-in capital..........................     73,690      73,690
  Accumulated deficit.................................   (160,253)   (154,678)
  Currency translation adjustment.....................       (298)       (305)
                                                       ----------   ---------
    Total stockholder's deficit.......................    (86,860)    (81,292)
                                                       ----------   ---------
                                                       $  287,476   $ 285,766
                                                       ==========   =========

(A) Derived from the audited consolidated financial statements as of December 28, 1997.

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                       Three months ended  Six months ended
                                       ------------------  ----------------
                                       June 29,  June 28,  June 29, June 28,
                                         1997      1998      1997     1998
                                         ----      ----      ----     ----
                                                   (In thousands)
                                                     (Unaudited)
Revenues:
  Net sales.........................  $ 65,461  $ 35,958  $154,934  $ 68,153
  Royalties, franchise fees
   and other revenues...............    16,327    19,242    29,641    37,331
                                      --------  --------  --------  --------
                                        81,788    55,200   184,575   105,484
                                      --------  --------  --------  --------

Costs and expenses:
  Cost of sales.....................    29,938     8,762    80,180    16,866
  Advertising, selling and
   distribution.....................    22,195    18,595    45,906    34,741
  General and administrative........    16,579    15,011    34,141    29,166
  Facilities relocation and
   corporate restructuring..........     4,847         -     6,723         -
                                      --------  --------  --------  --------
                                        73,559    42,368   166,950    80,773
                                      --------  --------  --------  --------

   Operating profit.................     8,229    12,832    17,625    24,711

Interest expense....................    (8,998)   (7,807)  (19,389)  (15,419)

Other income (expense), net.........    (1,185)      916      (379)    1,812
                                      --------  --------  --------  --------

   Income (loss) before income taxes
     and extraordinary charge.......    (1,954)    5,941    (2,143)   11,104

Benefit from (provision for)
  income taxes......................     1,590    (2,972)    1,715    (5,529)
                                      --------  --------  --------  --------

   Income (loss) before
     extraordinary charge...........      (364)    2,969      (428)    5,575

Extraordinary charge................    (1,800)        -    (1,800)        -
                                      --------  --------  --------  --------

   Net income (loss)................  $ (2,164) $  2,969  $ (2,228) $  5,575
                                      ========  ========  ========  ========


    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six months ended
                                                         --------------------
                                                         June 29,    June 28,
                                                           1997        1998
                                                           ----        ----
                                                             (In thousands)
                                                               (Unaudited)
Cash flows from operating activities:
  Net income (loss)..................................... $ (2,228)   $  5,575
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Amortization of costs in excess of net assets of
      acquired companies and other intangibles..........    3,462       3,461
     Depreciation and amortization of properties........      957       2,296
     Amortization of deferred financing costs...........    1,113       1,091
     Write-off of unamortized deferred financing costs..    2,950           -
     Provision for facilities relocation and
      corporate restructuring...........................    6,723           -
     Payments on facilities relocation and
      corporate restructuring...........................   (2,896)     (1,199)
     Provision for doubtful accounts....................      461         780
     Provision for (benefit from) deferred income taxes.   (3,049)      4,270
     Loss on sale of restaurants........................    2,342           -
     Other, net.........................................     (814)        162
     Changes in operating assets and liabilities:
      Increase in receivables...........................   (2,968)     (2,756)
      Decrease in inventories...........................    2,775       6,028
      Decrease in prepaid expenses and other
       current assets...................................    2,400          16
      Decrease in accounts payable and accrued expenses.  (12,971)     (9,503)
      Increase in due to affiliates.....................       80       7,116
                                                         --------    --------
Net cash provided by (used in) operating activities.....   (1,663)     17,337
                                                         --------    --------

Cash flows from investing activities:
  Capital expenditures..................................   (1,668)     (5,279)
  Proceeds from sales of properties.....................    1,889         344
                                                         --------    --------
Net cash provided by (used in) investing activities.....      221      (4,935)
                                                         --------    --------

Cash flows from financing activities:
  Repayments of long-term debt..........................   (3,129)       (895)
  Net borrowings from (repayments to) affiliates........    4,035        (625)
  Capital contribution..................................    6,211           -
                                                         --------    --------
Net cash provided by (used in) financing activities.....    7,117      (1,520)
                                                         --------    --------

Net increase in cash and cash equivalents...............    5,675      10,882
Cash and cash equivalents at beginning of period........    7,411      10,463
                                                         --------    --------
Cash and cash equivalents at end of period.............. $ 13,086    $ 21,345
                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 28, 1998
                                  (Unaudited)


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

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 28, 1997 and June 28, 1998, its results of operations for the three-month and six-month periods ended June 29, 1997 and June 28, 1998 and its cash flows for the six-month periods ended June 29, 1997 and June 28, 1998 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K"). Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "PART II - OTHER INFORMATION."

     Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first half of 1997 commenced on January 1, 1997 and ended on June 29, 1997, with its second quarter commencing on March 31, 1997, and the Company's first half of 1998 commenced on December 29, 1997 and ended on June 28, 1998, with its second quarter commencing on March 30, 1998. For the purposes of these consolidated financial statements, the periods (i) from January 1, 1997 to June 29, 1997 and March 31, 1997 to June 29, 1997 are referred to below as the six-month and three-month periods ended June 29, 1997, respectively, and (ii) from December 29, 1997 to June 28, 1998 and March 30, 1998 to June 28, 1998 are referred to below as the six-month and three-month periods ended June 28, 1998, respectively.

    Certain amounts included in the prior comparable periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2) Significant 1997 Transactions

    On May 5, 1997 certain subsidiaries of the Company sold to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, all of the 355 then company-owned restaurants (the "RTM Sale") for cash and a promissory note (discounted value) aggregating $3,471,000 and the assumption by RTM of an aggregate $69,637,000 of mortgage and equipment notes payable and capitalized lease obligations. On July 18, 1997, the Company completed the sale (the "C&C Sale" and, collectively with the RTM Sale, the "Sales") of its rights to the C&C beverage line of mixers, colas and flavors, including the C&C trademark and equipment related to the operation of the C&C beverage line, to Kelco Sales & Marketing Inc. for $750,000 in cash and an $8,650,000 note with a discounted value of $6,003,000 consisting of $3,623,000 relating to the C&C Sale and $2,380,000 relating to future revenues. See Note 3 to the consolidated financial statements in the Form 10-K for a further discussion of the Sales.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 28, 1998
                                  (Unaudited)



    Due to the significant effects of the Sales, the following supplemental pro forma condensed consolidated summary operating data (the "Pro Forma Data") of the Company for the six months ended June 29, 1997 is presented for comparative purposes. Such Pro Forma Data has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations for such period to give effect to the Sales as if the Sales had been consummated on January 1, 1997. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Sales actually been consummated on January 1, 1997 or of the Company's future results of operations and is as follows (in thousands):

                                                      As Reported    Pro Forma
                                                      -----------    ---------

    Revenues....................................... $    184,575  $   107,221
    Operating profit...............................       17,625       22,810
    Income (loss) before extraordinary charge......         (428)       6,385

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

                                       Three months ended   Six months ended
                                       ------------------   ----------------
                                       June 29,  June 28,   June 29, June 28,
                                         1997      1998       1997     1998
                                         ----      ----       ----     ----

   Net income (loss)................  $ (2,164) $  2,969  $ (2,228) $  5,575
   Currency translation adjustment..         -        (5)        -        (7)
                                      --------  --------  --------  --------
     Comprehensive income (loss)....  $ (2,164) $  2,964  $ (2,228) $  5,568
                                      ========  ========  ========  ========

(4) Inventories

    The following is a summary of the components of inventories (in thousands):

                                                    December 28,   June 28,
                                                       1997          1998
                                                    ---------     ---------

    Raw materials.................................. $   5,904     $   3,959
    Work in process................................       214           281
    Finished goods.................................     6,326         2,176
                                                    ---------     ---------
                                                    $  12,444     $   6,416
                                                    =========     =========

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 June 28, 1998
                                  (Unaudited)



(5) Related Party Transactions

    The Company continues to have certain related party transactions with Triarc and its subsidiaries of the same nature and general magnitude as those described in Note 13 to the consolidated financial statements contained in the Form 10-K.

(6) Income Taxes

    The Internal Revenue Service ("IRS") has completed its examination of the Federal income tax returns of Triarc and its subsidiaries for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $4,576,000, including interest, during 1997. The Company is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $3,000,000, the tax effect of which has not yet been determined. The IRS has recently commenced its examination of the Federal income tax returns of Triarc and its subsidiaries, including the Company, for the tax year ended April 30, 1993 and eight-month transition period ended December 31, 1993. The Company believes that adequate aggregate provisions have been made principally in years prior to 1997 for any tax liabilities, including interest, that may result from the resolution of the contested adjustments and the recently commenced examination.

(7) Legal and Environmental Matters

    The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $1,415,000 as of June 28, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

INTRODUCTION

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K") of RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's restaurant and beverage segments are described therein. RCAC is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). RCAC's principal wholly-owned subsidiaries are Arby's, Inc. (d/b/a Triarc Restaurant Group - "TRG") and Royal Crown Company, Inc. ("Royal Crown"). Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "PART II - OTHER INFORMATION."

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first half of 1997 commenced on January 1, 1997 and ended on June 29, 1997, with its second quarter commencing on March 31, 1997, and the Company's first half of 1998 commenced on December 29, 1997 and ended on June 28, 1998, with its second quarter commencing on March 30, 1998. For the purposes of this management's discussion and analysis, the periods (i) from January 1, 1997 to June 29, 1997 and March 31, 1997 to June 29, 1997 are referred to below as the six-month (or 1997 first half) and three-month (or 1997 second quarter) periods ended June 29, 1997, respectively, and (ii) from December 29, 1997 to June 28, 1998 and March 30, 1998 to June 28, 1998 are referred to below as the six-month (or 1998 first half) and three-month (or 1998 second quarter) periods ended June 28, 1998, respectively.

RESULTS OF OPERATIONS

Six Months Ended June 28, 1998 Compared with Six Months Ended June 29, 1997

    Revenues decreased $79.1 million (43%) to $105.5 million in the six months ended June 28, 1998. Restaurant revenues decreased $66.5 million to $37.3 million, reflecting $74.2 million of nonrecurring sales in the 1997 first half for the then company-owned restaurants, all 355 of which were sold on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. ("RTM"), the largest franchisee in the Arby's system, partially offset by a $7.7 million (26%) increase in royalties and franchise fees. The increase in royalties and franchise fees was due to incremental royalties of $3.2 million during the 1998 first half from the 355 restaurants sold to RTM and, with respect to restaurants other than those sold to RTM in the RTM Sale, (i) a 2% increase in same-store sales of franchised restaurants and (ii) an average net increase of 59 (2%) franchised restaurants. Beverage revenues decreased $12.6 million (16%) to $68.2 million due to decreases in sales of concentrate ($7.1 million or 10%) and finished goods ($5.5 million or 79%). The decrease in sales of concentrate was primarily due to domestic volume declines for branded concentrate reflecting competitive pricing pressures in the beverage industry and occurred despite the resulting shift in sales of the C&C beverage line, the rights to which were sold in July 1997, to concentrate from finished goods. The Company now sells concentrate to the purchaser of the C&C beverage line rather than finished goods. The decrease in sales of finished goods was principally due to the absence in the 1998 period of sales of the C&C beverage line.

    Gross profit (total revenues less cost of sales) decreased $15.7 million to $88.6 million in the six months ended June 28, 1998 while gross margins (gross profit divided by total revenues) increased to 84% compared with 57% for the 1997 first half. Beverage gross profit declined $8.5 million to $51.3 million due to the declines in branded concentrate and finished product sales volumes discussed above partially offset by an increase in gross margins to 75% in the 1998 first half from 74% in the 1997 first half. The increase in gross margins is attributed to the effect of the shift in product mix to higher-margin concentrate sales which more than offset the effect of a nonrecurring 1997 first half reduction to cost of sales of $1.0 million resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer. The Company has no similar guarantee of minimum gross profit levels in 1998. Restaurant gross profit declined $7.2 million to $37.3 million due to a $14.9 million decrease in store gross profit due to the RTM Sale partially offset by the $7.7 million increase in royalties and franchise fees (with no associated cost of sales) described above. Restaurant gross margins increased to 100% from 43% due to the fact that royalties and franchise fees now constitute the total revenues of this segment.

    Advertising, selling and distribution expenses decreased $11.1 million to $34.7 million in the six months ended June 28, 1998. Restaurant advertising and selling expenses declined $7.8 million principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale. Beverage advertising, selling and distribution expenses declined $3.3 million principally due to (i) lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume and (ii) planned reductions in connection with the aforementioned decrease in sales of C&C products.

    General and administrative expenses decreased $5.0 million to $29.2 million in the six months ended June 28, 1998 principally due to reduced spending levels related to administrative support, principally payroll, no longer required for the sold restaurants as a result of the RTM Sale and other cost reduction measures.

    The nonrecurring facilities relocation and corporate restructuring charge of $6.7 million in the 1997 first half principally consisted of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of the Fort Lauderdale, Florida headquarters of Royal Crown, which was centralized in the White Plains, New York headquarters of Triarc Beverage Holdings Corp., a wholly-owned subsidiary of Triarc.

    Interest expense decreased $4.0 million to $15.4 million in the six months ended June 28, 1998 principally due to the full period effect in 1998 of (i) the assumption by RTM in connection with the RTM Sale of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations and
(ii) to a lesser extent, the reduction of outstanding principal balances on May 5, 1997 aggregating $29.7 million under notes payable to Triarc forgiven or repaid in connection with the RTM Sale.

    Other income (expense), net improved $2.2 million to income of $1.8 million in the six months ended June 28, 1998 principally due to the then estimated $2.3 million nonrecurring loss on the RTM Sale in the 1997 second quarter.

     The Company's (provision for) and benefit from income taxes for the six months ended June 28, 1998 and June 29, 1997 represented effective rates of 50% and 80%, respectively. Such rate is lower in the 1998 period due principally to the reduced impact on the 1998 rate of the amortization of nondeductible costs in excess of net assets of acquired companies since the projected pretax income for the respective full years upon which such rates were based was higher for 1998 than 1997.

    The extraordinary charge of $1.8 million in the 1997 first half resulted from the assumption by RTM of mortgage and equipment notes payable in connection with the RTM Sale and was comprised of the write-off of previously unamortized deferred financing costs of $3.0 million less income tax benefit of $1.2 million.

Three Months Ended June 28, 1998 Compared with Three Months Ended June 29,
  1997

    Revenues decreased $26.7 million (33%) to $55.2 million in the three months ended June 28, 1998. Restaurant revenues decreased $19.2 million to $19.2 million, reflecting $22.1 million of nonrecurring sales in the 1997 second quarter for the then company-owned restaurants sold in the RTM Sale partially offset by a $2.9 million (18%) increase in royalties and franchise fees. The increase in royalties and franchise fees was due to incremental royalties of $0.9 million during the 1998 second quarter from the 355 restaurants sold to RTM and, with respect to restaurants other than those sold to RTM in the RTM Sale, (i) an average net increase of 59 (2%) franchised restaurants and (ii) a 1% increase in same-store sales of franchised restaurants. Beverage revenues decreased $7.5 million (17%) to $36.0 million due to decreases in sales of concentrate ($4.9 million or 12%) and finished goods ($2.6 million or 79%). The decrease in sales of concentrate reflects (i) a $3.3 million decline in branded sales primarily due to domestic volume declines reflecting competitive pricing pressures in the beverage industry and occurred despite the resulting shift in sales of the C&C beverage line to concentrate from finished goods previously discussed and (ii) a $1.6 million volume decrease in private label sales (which offset the 1998 first quarter increase of the same amount). The decrease in sales of finished goods was principally due to the absence in the 1998 quarter of sales of the C&C beverage line.

     Gross profit decreased $5.4 million to $46.4 million in the three months ended June 28, 1998 while gross margins increased to 84% compared with 63% for the 1997 second quarter. Beverage gross profit declined $4.5 million to $27.2 million due to the declines in concentrate and finished product sales volumes discussed above partially offset by an increase in gross margins to 76% in the 1998 second quarter from 73% in the 1997 second quarter. The increase in gross margins is attributed to the aforementioned shift in product mix to higher-margin concentrate sales. Restaurant gross profit declined $0.9 million to $19.2 million due to a $3.8 million decrease in store gross profit due to the RTM Sale partially offset by the $2.9 million increase in royalties and franchise fees described above. Restaurant gross margins increased to 100% from 52% due to the fact that royalties and franchise fees now constitute the total revenues of this segment.

    Advertising, selling and distribution expenses decreased $3.6 million to $18.6 million in the three months ended June 28, 1998. Restaurant advertising and selling expenses declined $2.5 million principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale. Beverage advertising, selling and distribution expenses declined $1.1 million principally due to (i) lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume and (ii) planned reductions in connection with the aforementioned decrease in sales of C&C products.

    General and administrative expenses decreased $1.6 million to $15.0 million in the three months ended June 28, 1998 principally due to reduced spending levels related to the RTM Sale as previously discussed and other cost reduction measures.

    The nonrecurring facilities relocation and corporate restructuring charge of $4.8 million in the 1997 second quarter principally consisted of additional employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, additional costs associated with the aforementioned relocation of Royal Crown's headquarters.

    Interest expense decreased $1.2 million to $7.8 million in the three months ended June 28, 1998 principally due to the full period effect in the 1998 quarter of (i) the assumption by RTM in connection with the RTM Sale of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations and (ii) to a lesser extent, the reduction of outstanding principal balances on May 5, 1997 aggregating $29.7 million under notes payable to Triarc forgiven or repaid in connection with the RTM Sale.

    Other income (expense), net improved $2.1 million to income of $0.9 million in the three months ended June 28, 1998 principally due to the then estimated $2.3 million nonrecurring loss on the RTM Sale in the 1997 second quarter.

     The Company's (provision for) and benefit from income taxes for the three months ended June 28, 1998 and June 29, 1997 represent effective rates of 50% and 81%, respectively. Such rate is lower in the 1998 period due principally to the reduced impact on the 1998 rate of the amortization of nondeductible costs in excess of net assets of acquired companies since the projected pretax income for the respective full years upon which such rates were based was higher for 1998 than 1997.

    The extraordinary charge of $1.8 million in the 1997 second quarter resulted from the assumption by RTM of mortgage and equipment notes payable in connection with the RTM Sale, as described above.

LIQUIDITY AND CAPITAL RESOURCES

    Consolidated cash and cash equivalents (collectively "cash") increased $10.9 million during the six months ended June 28, 1998 to $21.3 million. Such increase reflects cash provided by operating activities of $17.3 million partially offset by (i) cash used by investing activities (principally capital expenditures) of $4.9 million and (ii) cash used by financing activities (repayments of debt) of $1.5 million. The net cash provided by operating activities reflects (i) net income of $5.6 million, (ii) net non-cash charges of $10.8 million and (iii) cash provided by changes in operating assets and liabilities of $0.9 million. The Company expects to continue to generate positive cash flows from operations in the 1998 second half.

    Working capital (current assets less current liabilities) was $19.7 million at June 28, 1998, reflecting a current ratio (current assets divided by current liabilities) of 1.3:1. Such amount represents an increase in working capital of $11.0 million from December 28, 1997 principally due to the increase in cash during the period generated by operating activities.

     The Company's $275.0 million of 9 3/4% senior secured notes due 2000 (the "Senior Notes") mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date. Effective August 1, 1998 they are, however, redeemable at the option of the Company at approximately 102.8% and 101.4% of principal amount through July 31, 1999 and 2000, respectively. The Company and Triarc are currently evaluating refinancing alternatives with respect to the Senior Notes. No decision has been made to pursue any particular refinancing alternative and there can be no assurance that any such refinancing will be effected.

    The Company also has $4.2 million of notes payable to FFCA Mortgage Corporation ("FFCA") which were not initially assumed by RTM in connection with the RTM Sale. Such notes are repayable in monthly installments, including interest, through 2016. Amounts due under these notes during the remainder of 1998 aggregate $1.0 million consisting of an additional $0.9 million to be assumed by RTM (and offset against a receivable from RTM for an equal amount) and $0.1 million to be paid in cash. In addition, the Company had a $0.4 million balance under a note payable to a subsidiary of Triarc, which was repaid subsequent to June 28, 1998.

    Consolidated capital expenditures amounted to $5.3 million in the six months ended June 28, 1998, including $4.6 million which the Company was required to reinvest in core business assets under the indenture pursuant to which the Senior Notes were issued as a result of the sale of the C&C beverage line and certain other asset disposals in the latter half of 1997 in lieu of the Company utilizing the net proceeds to purchase Senior Notes. The Company expects that capital expenditures during the remainder of 1998 will be approximately $0.7 million. As of June 28, 1998, there were outstanding commitments aggregating approximately $0.1 million for such estimated capital expenditures.

    Although the Company made no business acquisitions during the first half of 1998, the Company considers selective business acquisitions, as appropriate, to grow strategically and explores other alternatives to the extent it has available resources to do so. In that connection, on June 30, 1998 the Company entered into an agreement with Paramark Enterprises, Inc. ("Paramark", formerly known as T.J. Cinnamons, Inc.) to assume all of Paramark's franchise agreements for T.J. Cinnamons full concept bakeries as well as Paramark's wholesale distribution rights for T.J. Cinnamons products, thereby expanding the Company's existing T.J. Cinnamons operations. The consideration to be paid by the Company consists of cash of $3.0 million, a $1.0 million promissory note and additional consideration of up to $1.0 million contingent upon achieving certain specified sales targets during the 1998 calendar year. The consummation of the transaction is subject to customary closing conditions and is expected to occur later in August 1998.

    The Company is a party to a tax sharing agreement with Triarc (the "Tax Sharing Agreement") whereby the Company is required to pay amounts relating to taxes based on the taxable income of the Company and its eligible subsidiaries on a stand alone basis. The Company had overpaid its 1993 tax obligation due to losses during the fourth quarter of 1993, and had experienced additional losses in 1994 through 1997 significantly in excess of the $11.1 million of pretax income in the first half of 1998. As a result, no subsequent payment has been required through June 28, 1998 and, considering the approximately $27.4 million of remaining unutilized tax benefits from net operating loss carryforwards under the Tax Sharing Agreement as of June 28, 1998, the Company does not expect to be required to make any such payments during the remainder of 1998.

    The Internal Revenue Service ("IRS") has completed its examination of the Federal income tax returns of Triarc and its subsidiaries, including the Company, for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $4.6 million, including interest, during 1997. The Company is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $3.0 million, the tax effect of which has not yet been determined. Accordingly, the amount and timing of any payments required as a result of such examination cannot presently be determined. The IRS has recently commenced its examination of the Federal income tax returns of Triarc and its subsidiaries, including the Company, for the tax year ended April 30, 1993 and eight-month transition period ended December 31, 1993. The Company, however, does not expect the recently commenced examination to result in any tax or interest payments during the remainder of 1998.

    As of June 28, 1998, the Company had cash of $21.3 million available to meet its cash requirements. The Company's cash requirements for the remainder of 1998, exclusive of operating cash flows, consist principally of (i) $3.0 million for the Paramark franchise rights acquisition and the cost of additional business acquisitions, if any, (ii) scheduled debt principal repayments of $1.0 million, including $0.4 million under an affiliated note, $0.5 million under other notes and $0.1 million under the FFCA notes (exclusive of the $0.9 million to be assumed by RTM), (iii) capital expenditures of $0.7 million and (iv) Federal income tax payments, if any, in connection with the $3.0 million of contested proposed adjustments relating to the Company from the IRS examination of Triarc's 1989 through 1992 income tax returns. The Company anticipates meeting all such requirements through existing cash balances and cash provided by operations.

Legal and Environmental Matters

    The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $1.4 million as of June 28, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated results of operations or financial position.

Year 2000

    The Company has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, the Company believes the majority of its systems are year 2000 compliant. However, certain systems, which are significant to the Company, require remediation. The Company currently estimates it will complete the required remediation, including testing, by the end of the first half of 1999. To date, the expenses incurred by the Company in order to become year 2000 compliant, including computer software costs, have been $0.2 million and the current estimated cost to complete such remediation is expected to be $1.3 million. Such costs, other than software, have been and will continue to be expensed as incurred.

    An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its suppliers, banking institutions, customers, payroll processors and others is ongoing. The Company has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. The Company's initial assessment of compliance by third party entities is that there is not a material business risk to the Company posed by any such non-compliance and, as such, the Company has not yet developed any related contingency plans. The Company believes there are multiple vendors of the goods and services it receives from its suppliers and thus risk of non-compliance with year 2000 by any of its suppliers is mitigated by this factor. Also, only two customers accounted for approximately 10% each, and no individual customer accounted for more than 15%, of the Company's consolidated revenues during the 1998 first half, thus mitigating the adverse risk to the Company's business if some customers are not year 2000 compliant.

Recently Issued Accounting Pronouncements

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. SFAS 133 is effective for the Company's fiscal year beginning January 3, 2000. The provisions of SFAS 133 are complex and the Company is only beginning its evaluation of whether it has any derivatives or hedges as defined by SFAS 133 and, accordingly, is unable to determine at this time the impact it will have on the Company's financial position and results of operations.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, or statements expressing general optimism about future operating results, are forward-looking  statements  within  the  meaning  of  the  Reform  Act.  Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in customer tastes; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;
availability and cost of raw materials and supplies; unexpected costs associated with year 2000 compliance or the business risk associated with year 2000 non-compliance by customers and/or suppliers; economic, business and political conditions in the countries and territories where the Company
operates,   including  the  ability  to  form  successful  strategic  business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its competitors detailed in the Company's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Legal Proceedings

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K"), on June 3, 1997, ZuZu, Inc. ("ZuZu") and its subsidiary, ZuZu Franchising Corporation ("ZFC") commenced an action against Arby's, Inc. ("Arby's") and Triarc in the District Court of Dallas County, Texas (the "Texas action"). Plaintiffs assert claims for misappropriation of trade secrets, conversion and unfair competition and seek actual damages in an unspecified amount and punitive damages of not less than $200 million. In a prior arbitration proceeding between Arby's and ZFC related to the same transaction, ZFC was awarded damages in the amount of $765,000 on its claims and Arby's was awarded $75,000 in damages on a counterclaim, resulting in a net damages award of $690,000 for ZFC. Arby's and Triarc have moved to dismiss and for summary judgment on all claims asserted in the Texas action and are vigorously defending the Texas action. Triarc and Arby's believe that Plaintiffs' claims in the Texas action are without merit and are precluded by the prior arbitration proceeding. In addition, Triarc and Arby's have initiated litigation in Delaware Chancery Court against ZuZu seeking, inter alia, a declaratory judgment that ZuZu is precluded from pursuing the Texas action, an injunction prohibiting ZuZu from proceeding with the Texas action, and asserting a claim against ZuZu for breach of contract.

    As reported in the Form 10-K, in a related case, on March 13, 1998, Gregg Katz, Susan Zweig Katz and ZuZu of Orlando, LLC commenced an action against Arby's, ZuZu, ZFC and Triarc in the Superior Court of Fulton County, Georgia. Plaintiffs are a ZuZu franchisee and the owners/investors of the franchisee corporation. Plaintiffs assert causes of action for, among other things, rescission of the development and franchise agreements, fraud, fraudulent concealment, breach of the development and franchise agreements, tortious interference with contract, quantum meruit, breach of oral agreement, negligence and violation of several Florida and Texas business opportunity and similar statutes. Plaintiffs seek actual damages of not less than $600,000 and consequential, punitive treble damages in an unspecified amount, as well as attorneys' fees, costs and expenses. Triarc has moved to dismiss and Arby's has filed an answer. The litigation is in the initial stages of discovery. Triarc and Arby's believe that Plaintiffs' claims against them are without merit and are vigorously defending this action.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

       27.1 Financial Data Schedule for the fiscal six-month period ended June 28, 1998 (and for the fiscal six-month period ended June 29, 1997 on a restated basis), submitted to the Securities and Exchange Commission in electronic format.*
       ---------------
       *    Filed herewith

   (b) Reports on Form 8-K:

       The registrant did not file any reports on Form 8-K during the three months ended June 28, 1998.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         RC/ARBY'S CORPORATION
                                              (Registrant)




Date:  August 17, 1998                   By: /s/ JOHN L. BARNES, JR.
                                             -------------------------
                                             John L. Barnes, Jr.
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (On behalf of the Company)



                                         By: /s/ FRED H. SCHAEFER
                                             -------------------------
                                             Fred H. Schaefer
                                             Vice President and Chief
                                             Accounting Officer
                                             (Principal Accounting Officer)