Form 10-Q
period 1998-09-27
RC ARBYS CORP
filed 1998-11-12
CIK 904892

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1998
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of October 31, 1998, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, CFC Holdings Corp.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 28, September 27,
                                                       1997 (A)       1998
                                                       --------     --------
                            ASSETS                         (In thousands)
                                                             (Unaudited)
Current assets:
  Cash and cash equivalents........................... $   10,463   $  24,581
  Receivables, net....................................     34,991      30,967
  Note receivable from affiliate......................      2,000           -
  Inventories.........................................     12,444       6,259
  Deferred income tax benefit.........................     21,537      21,537
  Prepaid expenses and other current assets...........      3,583       3,067
                                                       ----------   ---------
    Total current assets..............................     85,018      86,411

Properties, net ......................................      8,805      10,010
Unamortized costs in excess of net assets
  of acquired companies...............................    153,396     149,101
Deferred income tax benefit...........................     20,246      14,947
Deferred costs and other assets.......................     20,011      21,011
                                                       ----------   ---------
                                                       $  287,476   $ 281,480
                                                       ==========   =========

       LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current portion of long-term debt................... $    1,556   $   1,983
  Notes payable to affiliates.........................      1,200           -
  Accounts payable....................................     13,584       3,835
  Due to affiliates...................................      8,062      14,364
  Accrued expenses....................................     51,846      45,525
                                                       ----------   ---------
    Total current liabilities.........................     76,248      65,707

Long-term debt........................................    279,606     279,018
Deferred income and other liabilities.................     18,482      17,443

Stockholder's equity (deficit):
  Common stock........................................          1           1
  Additional paid-in capital..........................     73,690      73,690
  Accumulated deficit.................................   (160,253)   (154,080)
  Currency translation adjustment.....................       (298)       (299)
                                                       ----------   ---------
    Total stockholder's deficit.......................    (86,860)    (80,688)
                                                       ----------   ---------
                                                       $  287,476   $ 281,480
                                                       ==========   =========

(A) Derived from the audited consolidated financial statements as of December 28, 1997.

    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                              Three months ended          Nine months ended
                         --------------------------  --------------------------
                         September 28, September 27, September 28, September 27,
                               1997         1998         1997          1998
                               ----         ----         ----          ----
                                              (In thousands)
                                                (Unaudited)
Revenues:
  Net sales...................  $ 32,960    $30,863    $187,894     $ 99,016
  Royalties, franchise fees
   and other revenues.........    17,942     19,811      47,583       57,142
                                --------    -------    --------     --------
                                  50,902     50,674     235,477      156,158
                                --------    -------    --------     --------

Costs and expenses:
  Cost of sales...............     5,451      7,158      85,631       24,024
  Advertising, selling and
   distribution...............    19,495     15,283      65,401       50,024
  General and administrative..    15,286     19,045      49,427       48,211
  Facilities relocation and
   corporate restructuring....       587          -       7,310            -
                                --------    -------    --------     --------
                                  40,819     41,486     207,769      122,259
                                --------    -------    --------     --------

   Operating profit...........    10,083      9,188      27,708       33,899

Interest expense..............    (7,961)    (7,896)    (27,350)     (23,315)

Other income, net.............       957        831         578        2,643
                                --------    -------    --------     --------

   Income before income taxes
    and extraordinary charge..     3,079      2,123         936       13,227

Provision for income taxes....    (2,567)    (1,525)       (852)      (7,054)
                                --------    -------    --------     --------

   Income before extra-
    ordinary charge...........       512        598          84        6,173

Extraordinary charge..........         -          -      (1,800)           -
                                --------    -------    --------     --------

   Net income (loss)..........  $    512    $   598    $ (1,716)    $  6,173
                                ========    =======    ========     ========


    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine months ended
                                                    --------------------------
                                                    September 28, September 27,
                                                         1997         1998
                                                         ----         ----
                                                           (In thousands)
                                                             (Unaudited)
Cash flows from operating activities:
  Net income (loss)...................................  $(1,716)    $ 6,173
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Amortization of costs in excess of net assets of
      acquired companies and certain other items......    5,321       5,121
     Depreciation and amortization of properties......    1,458       3,467
     Amortization of deferred financing costs.........    1,643       1,621
     Write-off of unamortized deferred financing costs    2,950           -
     Provision for facilities relocation and
      corporate restructuring.........................    7,310           -
     Payments on facilities relocation and
      corporate restructuring.........................   (5,268)     (1,658)
     Provision for doubtful accounts..................      567         962
     Provision for(benefit from) deferred income taxes   (1,047)      5,299
     Loss on sale of businesses, net..................    1,839           -
     Other, net.......................................   (1,552)     (1,469)
     Changes in operating assets and liabilities:
      Decrease in receivables.........................    1,811       3,062
      Decrease in inventories.........................    2,593       6,185
      Decrease in prepaid expenses and other
       current assets.................................    3,331         516
      Decrease in accounts payable and
       accrued expenses...............................  (23,685)    (14,412)
      Increase (decrease) in due to affiliates........     (545)      6,572
                                                        -------     -------
Net cash provided by (used in) operating activities...   (4,990)     21,439
                                                        -------     -------

Cash flows from investing activities:
  Capital expenditures................................   (1,858)     (5,368)
  Business acquisition................................        -      (3,000)
  Proceeds from sales of properties and businesses....    3,188         819
                                                        -------     -------
Net cash provided by (used in) investing activities...    1,330      (7,549)
                                                        -------     -------

Cash flows from financing activities:
  Repayments of long-term debt........................   (3,694)     (1,161)
  Net borrowings from affiliates and, in 1998,
   increase in due to affiliates......................    7,285       1,389
  Capital contribution................................    6,211           -
                                                        -------     -------
Net cash provided by financing activities.............    9,802         228
                                                        -------     -------

Net increase in cash and cash equivalents.............    6,142      14,118
Cash and cash equivalents at beginning of period......    7,411      10,463
                                                        -------     -------
Cash and cash equivalents at end of period............  $13,553     $24,581
                                                        =======     =======


    See accompanying notes to condensed consolidated financial statements.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 27, 1998
                                  (Unaudited)


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

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 28, 1997 and September 27, 1998, its results of operations for the three-month and nine-month periods ended September 28, 1997 and September 27, 1998 and its cash flows for the nine-month periods ended September 28, 1997 and September 27, 1998 (see below). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K"). Certain statements in these notes to condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Part II - Other Information".

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first nine months of 1997 commenced on January 1, 1997 and ended on September 28, 1997, with its third quarter commencing on June 30, 1997, and the Company's first nine months of 1998 commenced on December 29, 1997 and ended on September 27, 1998, with its third quarter commencing on June 29, 1998. For the purposes of these consolidated financial statements, the periods (i) from January 1, 1997 to September 28, 1997 and June 30, 1997 to September 28, 1997 are referred to below as the nine-month and three-month periods ended September 28, 1997, respectively, and (ii) from December 29, 1997 to September 27, 1998 and June 29, 1998 to September 27, 1998 are referred to below as the nine-month and three-month periods ended September 27, 1998, respectively.

    Certain amounts included in the prior comparable periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

(2) Significant 1997 Transactions

    On May 5, 1997 certain subsidiaries of the Company sold to an affiliate of RTM, Inc. (together with such affiliate, "RTM"), the largest franchisee in the Arby's system, all of the 355 then company-owned Arby's restaurants (the "RTM Sale"). The sales price consisted of cash and a promissory note (discounted value) aggregating $3,471,000 and the assumption by RTM of an aggregate $69,637,000 of mortgage and equipment notes payable and capitalized lease obligations. On July 18, 1997 the Company completed the sale (the "C&C Sale"

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              September 27, 1998
                                  (Unaudited)


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

    Due to the significant effects of the Sales, the following supplemental pro forma condensed consolidated summary operating data (the "Pro Forma Data") of the Company for the nine months ended September 28, 1997 is presented for comparative purposes. Such Pro Forma Data has been prepared by adjusting the historical data as set forth in the accompanying condensed consolidated statement of operations for such period to give effect to the Sales as if the Sales had been consummated on January 1, 1997. Such Pro Forma Data is presented for comparative purposes only and does not purport to be indicative of the Company's actual results of operations had the Sales actually been consummated on January 1, 1997 or of the Company's future results of operations and is as follows (in thousands):

                                                     As Reported    Pro Forma
                                                     -----------    ---------

    Revenues....................................... $    235,477  $    157,407
    Operating profit...............................       27,708        32,836
    Income before extraordinary charge.............           84         6,552

(3) Comprehensive Income (Loss)

    In June 1997 the Financial Accounting Standards Board issued SFAS No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 requires the disclosure of comprehensive income which is defined as the change in stockholder's equity during a period exclusive of stockholder investments and distributions to the stockholder. For the Company, in addition to net income
(loss), comprehensive income (loss) includes any changes in the currency translation adjustment. The following is a summary of the components of comprehensive income (loss) (in thousands):

                              Three months ended         Nine months ended
                         --------------------------  --------------------------
                         September 28, September 27, September 28, September 27,
                               1997        1998           1997         1998
                               ----        ----           ----         ----

Net income (loss)............... $     512  $     598  $  (1,716)  $    6,173
Currency translation adjustment.         -          6         58           (1)
                                 ---------  ---------  ---------   ----------
  Comprehensive income (loss)... $     512  $     604  $  (1,658)  $    6,172
                                 =========  =========  =========   ==========

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              September 27, 1998
                                  (Unaudited)


(4)Inventories

   The following is a summary of the components of inventories (in thousands):

                                                   December 28,  September 27,
                                                       1997          1998
                                                    ---------     ---------

    Raw materials.................................. $   5,904     $   3,613
    Work in process................................       214           303
    Finished goods.................................     6,326         2,343
                                                    ---------     ---------
                                                    $  12,444     $   6,259
                                                    =========     =========

(5) Income Taxes

    The Internal Revenue Service (the "IRS") has completed its examination of the Federal income tax returns of Triarc and its subsidiaries for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $4,576,000, including interest, during 1997. Triarc is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $3,000,000 relating to the Company, the tax effect of which has not yet been determined. The IRS has recently commenced its examination of the Federal income tax returns of Triarc and its subsidiaries, including the Company, for the tax year ended April 30, 1993 and eight-month transition period ended December 31, 1993. The Company believes that adequate aggregate provisions have been made principally in years prior to 1997 for any tax liabilities, including interest, that may result from the resolution of the contested adjustments and the recently commenced examination.

(6) Transactions with Related Parties

    The Company continues to have certain related party transactions with Triarc and its subsidiaries of the same nature and general magnitude, except for interest on affiliated notes which have been subsequently repaid, as those described in Note 13 to the consolidated financial statements contained in the Form 10-K.

(7) Legal and Environmental Matters

    The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $3,160,000 as of September 27, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its financial position or consolidated results of operations.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

INTRODUCTION

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K") of RC/Arby's Corporation ("RCAC" or, collectively with its subsidiaries, the "Company"). The recent trends affecting the Company's beverage and restaurant segments are described therein. RCAC is a direct wholly-owned subsidiary of CFC Holdings Corp. ("CFC Holdings") and an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). RCAC's principal wholly-owned subsidiaries are Arby's, Inc. (d/b/a Triarc Restaurant Group - "TRG") and Royal Crown Company, Inc. ("Royal Crown"). Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Part II - Other Information".

    Effective January 1, 1997 the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. In accordance therewith, the Company's first nine months of 1997 commenced on January 1, 1997 and ended on September 28, 1997, with its third quarter commencing on June 30, 1997, and the Company's first nine months of 1998 commenced on December 29, 1997 and ended on September 27, 1998, with its third quarter commencing on June 29, 1998. For the purposes of this management's discussion and analysis, the periods (i) from January 1, 1997 to September 28, 1997 and June 30, 1997 to September 28, 1997 are referred to below as the nine-month and three-month (or 1997 third quarter) periods ended September 28, 1997, respectively, and (ii) from December 29, 1997 to September 27, 1998 and June 29, 1998 to September 27, 1998 are referred to below as the nine-month and three-month (or 1998 third quarter) periods ended September 27, 1998, respectively.

RESULTS OF OPERATIONS

Nine Months Ended September 27, 1998 Compared with Nine Months Ended
  September 28, 1997

    Revenues decreased $79.3 million (34%) to $156.2 million in the nine months ended September 27, 1998. Restaurant revenues decreased $64.8 million to $57.0 million, reflecting $74.2 million of nonrecurring sales in the 1997 period for the then company-owned Arby's restaurants, all 355 of which were sold on May 5, 1997 (the "RTM Sale") to an affiliate of RTM, Inc. (together with such affiliate, "RTM"), the largest franchisee in the Arby's system, partially offset by a $9.4 million (20%) increase in royalties and franchise fees. The increase in royalties and franchise fees was due to incremental royalties of $3.2 million during the 1998 period from the 355 restaurants sold to RTM and, with respect to restaurants other than those sold to RTM in the RTM Sale, (i) a 3% increase in same-store sales of franchised restaurants and
(ii) an average net increase of 47 (2%) franchised restaurants. Beverage revenues decreased $14.5 million (13%) to $99.2 million due to decreases in sales of concentrate ($8.1 million or 8%) and finished goods ($6.4 million or 82%). The decrease in sales of concentrate reflects a $10.1 million decline in branded sales primarily due to domestic volume declines, partially offset by a $2.0 million volume increase in private label sales. The domestic volume decline in branded sales reflects competitive pricing pressures in the beverage industry and occurred despite the resulting shift in sales of the C&C beverage line, the rights to which were sold in July 1997 (the "C&C Sale"), to concentrate from finished goods. The Company now sells concentrate to the purchaser of the C&C beverage line rather than finished goods. The decrease in sales of finished goods was principally due to the absence in the 1998 period of sales of the C&C beverage line.

    Gross profit (total revenues less cost of sales) decreased $17.7 million to $132.1 million in the nine months ended September 27, 1998 while gross margins (gross profit divided by total revenues) increased to 85% compared with 64% for the 1997 period. Beverage gross profit declined $12.1 million to $75.1 million due to the declines in branded concentrate and finished product sales volumes discussed above and a decrease in gross margins to 76% in the 1998 period from 77% in the 1997 period. Beverage gross margins decreased as the effect of the shift in product mix to higher-margin concentrate sales was more than offset by the effect of a nonrecurring 1997 period reduction to cost of sales of $2.9 million resulting from the guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer. The Company has no similar guarantee of minimum gross profit levels in 1998. Restaurant gross profit declined $5.6 million to $57.0 million due to a $15.0 million decrease in store gross profit due to the RTM Sale partially offset by the $9.4 million increase in royalties and franchise fees (with no associated cost of sales) discussed above. Restaurant gross margins increased to 100% from 51% due to the fact that royalties and franchise fees now constitute the total revenues of this segment.

    Advertising, selling and distribution expenses decreased $15.4 million to $50.0 million in the nine months ended September 27, 1998. Restaurant advertising and selling expenses declined $8.0 million principally due to the cessation of local restaurant advertising and marketing expenses resulting from the RTM Sale. Beverage advertising, selling and distribution expenses declined $7.4 million principally due to (i) lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume and (ii) planned reductions in connection with the aforementioned decrease in sales of C&C products.

    General and administrative expenses decreased $1.2 million to $48.2 million in the nine months ended September 27, 1998 principally due to reduced spending levels related to administrative support, principally payroll, no longer required for the sold restaurants as a result of the RTM Sale and other cost reduction measures partially offset by provisions in the 1998 third quarter for the anticipated settlement of a lawsuit with TRG's Mexican master franchisee and a severance arrangement under the last of the Company's 1993 executive employment agreements.

    The nonrecurring facilities relocation and corporate restructuring charge of $7.3 million in the nine months ended September 28, 1997 principally consisted of employee severance and related termination costs and employee relocation associated with restructuring the restaurant segment in connection with the RTM Sale and, to a lesser extent, costs associated with the relocation of Royal Crown's headquarters, which was centralized in the headquarters of Triarc Beverage Holdings Corp., a wholly-owned subsidiary of Triarc.

    Interest expense decreased $4.0 million to $23.3 million in the nine months ended September 27, 1998 principally due to the full period effect in 1998 of (i) the assumption by RTM in connection with the RTM Sale of $69.6 million of mortgage and equipment notes payable and capitalized lease obligations and (ii) to a lesser extent, the reduction of outstanding principal balances on May 5, 1997 aggregating $29.7 million under notes payable to Triarc forgiven or repaid in connection with the RTM Sale.

    Other income, net increased $2.1 million to $2.6 million in the nine months ended September 27, 1998 principally due to (i) the then estimated $2.3 million nonrecurring loss on the RTM Sale in the 1997 first half and (ii) $0.7 million of increased interest income in the 1998 period partially offset by
(i) a $0.9 million non-recurring gain in the 1997 third quarter on lease termination for a portion of the space no longer required in the current headquarters of TRG and former headquarters of Royal Crown due to staff reductions as a result of the RTM sale and the relocation of the Royal Crown headquarters and (ii) a $0.3 million reduction in the gain on the C&C Sale recognized in the 1998 period.

    The Company's provision for income taxes for the nine months ended September 27, 1998 and September 28, 1997 represented effective rates of 53% and 91%, respectively. Such rate is lower in the 1998 period due principally to the reduced impact on the 1998 rate of the amortization of nondeductible costs in excess of net assets of acquired companies ("Goodwill") since the projected pretax income for the respective full years upon which such rates were based was significantly higher for 1998 than 1997.

    The  extraordinary  charge  of  $1.8  million  in the  nine  months  ended
September 28, 1997 resulted from the assumption by RTM of mortgage and equipment notes payable in connection with the RTM Sale and was comprised of the write-off of $3.0 million of previously unamortized deferred financing costs less the related income tax benefit of $1.2 million.

Three Months Ended September 27, 1998 Compared with Three Months Ended
  September 28, 1997

    Revenues decreased $0.2 million (less than 1%) to $50.7 million in the three months ended September 27, 1998. Beverage revenues decreased $1.9 million (6%) to $31.0 million due to decreases in sales of concentrate ($1.0 million or 3%) and finished goods ($0.9 million or 99%). The decrease in sales of concentrate reflected a $3.0 million decline in branded sales primarily due to domestic volume declines reflecting competitive pricing pressures in the beverage industry and occurred despite the resulting shift in sales of the C&C beverage line to concentrate from finished goods previously discussed, partially offset by a $2.0 million volume increase in private label sales. The decrease in sales of finished goods was principally due to the full period effect in the 1998 quarter of the absence of sales of the C&C beverage line as a result of the C&C Sale. Restaurant revenues (comprised entirely of royalties and franchise fees) increased $1.7 million (10%) to $19.7 million due to (i) a 4% increase in same-store sales of franchised restaurants and (ii) an average net increase of 61 (2%) franchised restaurants.

    Gross profit decreased $1.9 million to $43.5 million in the three months ended September 27, 1998 and gross margins decreased to 86% compared with 89% for the 1997 third quarter. Beverage gross profit declined $3.6 million to $23.8 million due to the declines in branded concentrate and finished product sales volumes discussed above and a decrease in gross margins to 77% in the 1998 third quarter from 83% in the 1997 third quarter. Beverage gross margins decreased primarily due to the effect of a nonrecurring reduction to cost of sales of $1.9 million in the 1997 third quarter resulting from the previously discussed guarantee to the Company of certain minimum gross profit levels on sales to the Company's private label customer. Restaurant gross profit increased $1.7 million to $19.7 million due to the increase in royalties and franchise fees described above. Restaurant gross margins are 100% in both periods due to the fact that royalties and franchise fees (with no associated cost of sales) now constitute the total revenues of that segment.

    Advertising, selling and distribution expenses decreased $4.2 million to $15.3 million in the three months ended September 27, 1998 principally due to lower bottler promotional reimbursements resulting from the decline in branded concentrate sales volume.

    General and administrative expenses increased $3.8 million to $19.0 million in the three months ended September 27, 1998 principally due to the provisions in the 1998 third quarter for the anticipated settlement of a franchisee lawsuit and the executive severance agreement, both as described above in the nine-month discussion.

    Interest expense was relatively unchanged at $7.9 million in the 1998 quarter.

    Other income, net decreased $0.1 million to $0.8 million due to a $0.4 million reduction in the gain on the C&C Sale recognized in the 1998 quarter substantially offset by $0.3 million of increased interest income in the 1998 quarter.

    The Company's provision for income taxes for the three months ended September 27, 1998 and September 28, 1997 represent effective rates of 72% and 83%, respectively. Such rate is lower in the 1998 period due principally to the reduced impact on the 1998 rate of the amortization of Goodwill since the projected pretax income for the respective full years upon which such rates were based was higher for 1998 than 1997 partially offset by the catch-up effect of a year-to-date increase in the estimated full-year 1998 effective tax rate from 50% to 53%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities provided cash and cash equivalents (collectively "cash") of $21.4 million during the nine months ended September 27, 1998 reflecting (i) net income of $6.2 million, (ii) net non-cash charges of $13.3 million and (iii) cash provided by changes in operating assets and liabilities of $1.9 million. The Company expects continued positive cash flows from operations during the remainder of 1998.

    Working capital (current assets less current liabilities) was $20.7 million at September 27, 1998, reflecting a current ratio (current assets divided by current liabilities) of 1.3:1. Such amount represents an increase in working capital of $11.9 million from December 28, 1997 principally due to the increase in cash during the period generated by operating activities.

    The Company's $275.0 million of 9 3/4% senior secured notes due 2000 (the "Senior Notes") mature on August 1, 2000 and do not require any amortization of the principal amount thereof prior to such date. The Senior Notes are, however, redeemable at the option of the Company at approximately 102.8% and 101.4% of principal amount through July 31, 1999 and 2000, respectively. The Company and Triarc are currently evaluating refinancing alternatives with respect to the Senior Notes. No decision has been made to pursue any particular refinancing alternative and there can be no assurance that any such refinancing will be effected.

    As of September 27, 1998 the Company has $4.2 million of notes payable to FFCA Mortgage Corporation ("FFCA") which were not initially assumed by RTM in connection with the RTM Sale. Such notes are repayable in monthly installments, including interest, through 2016. Amounts due under these notes during the remainder of 1998 are $0.1 million to be paid in cash.

    Consolidated capital expenditures amounted to $5.4 million in the nine months ended September 27, 1998, including $4.6 million which the Company was required to reinvest in core business assets under the indenture pursuant to which the Senior Notes were issued as a result of the C&C Sale and certain other asset disposals in the latter half of 1997 in lieu of the Company utilizing the net proceeds to purchase Senior Notes. The Company expects that capital expenditures will approximate $0.3 million during the remainder of 1998. As of September 27, 1998, there were approximately $0.1 million of outstanding commitments for such estimated capital expenditures.

    In furtherance of the Company's growth strategy, the Company considers selective business acquisitions, as appropriate, to grow strategically and explores other alternatives to the extent it has available resources to do so. In that connection, on August 27, 1998 the Company acquired from Paramark Enterprises, Inc. ("Paramark", formerly known as T.J. Cinnamons, Inc.) all of Paramark's franchise agreements for T.J. Cinnamons full concept bakeries as well as Paramark's wholesale distribution rights for T.J. Cinnamons products, thereby expanding the Company's existing T.J. Cinnamons operations. The purchase price consisted of cash of $3.0 million, a $1.0 million promissory note payable in equal monthly installments over 24 months and a contingent payment of up to $1.0 million dependent upon achieving certain specified sales targets during the full 1998 calendar year.

    The Company is a party to a tax sharing agreement with Triarc (the "Tax Sharing Agreement") whereby the Company is required to pay amounts relating to taxes based on the taxable income of the Company and its eligible subsidiaries on a stand alone basis. The Company had overpaid its 1993 tax obligation due to losses during the fourth quarter of 1993, and had experienced additional losses in 1994 through 1997 significantly in excess of the $13.2 million of pretax income in the first nine months of 1998. As a result, no subsequent payment has been required through September 27, 1998 and, considering the approximately $26.4 million of remaining unutilized tax benefits from net operating loss carryforwards under the Tax Sharing Agreement as of September 27, 1998, the Company does not expect to be required to make any such payments during the remainder of 1998.

    The Internal Revenue Service (the "IRS") has completed its examination of the Federal income tax returns of Triarc and its subsidiaries, including the Company, for the tax years from 1989 through 1992 and, in connection therewith, the Company paid $4.6 million, including interest, during 1997. Triarc is contesting at the appellate division of the IRS the remaining proposed adjustments of approximately $3.0 million relating to the Company, the tax effect of which has not yet been determined. Accordingly, the amount and timing of any payments required as a result of such examination cannot presently be determined. The IRS has recently commenced its examination of the Federal income tax returns of Triarc and its subsidiaries, including the Company, for the tax year ended April 30, 1993 and eight-month transition period ended December 31, 1993. The Company, however, does not expect the recently commenced examination to result in any tax or interest payments during the remainder of 1998.

    The Company's cash requirements for the remainder of 1998, exclusive of operating cash flow requirements, consist principally of (i) estimated capital expenditures of $0.3 million, (ii) scheduled debt principal repayments of $0.3 million, including $0.2 million under other notes and $0.1 million under the FFCA notes, (iii) Federal income tax payments, if any, in connection with the $3.0 million of contested proposed adjustments relating to the Company from the IRS examination of Triarc's 1989 through 1992 income tax returns and (iv) the cost of additional business acquisitions, if any. The Company anticipates meeting all of such requirements through existing cash and cash equivalents ($24.6 million as of September 27, 1998) and cash provided by operations.

Legal and Environmental Matters

    The Company is involved in litigation, claims and environmental matters incidental to its businesses. The Company has reserves for such legal and environmental matters aggregating approximately $3.2 million as of September 27, 1998. Although the outcome of such matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company, based on currently available information and given the Company's aforementioned reserves, the Company does not believe that such legal and environmental matters will have a material adverse effect on its consolidated financial position or results of operations.

Year 2000

    The Company has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. The Company's study consisted of an eight-step methodology to: (1) obtain an awareness of the issues; (2) perform an inventory of its software and hardware systems; (3) identify its systems and computer programs with year 2000 exposure; (4) assess the impact on its operations by each mission critical application; (5) consider solution alternatives; (6) initiate remediation; (7) perform validation and confirmation testing and (8) implement. The Company has completed steps one through five and expects to complete steps six and seven in the first half of 1999 with final implementation prior to January 1, 2000. Such study addressed both information technology ("IT") and non-IT systems, including imbedded technology such as micro controllers in telephone systems, production processes and delivery systems. As a result of such study, the Company believes the majority of its systems are presently year 2000 compliant, including all significant systems in its restaurant segment. However, certain significant systems in the Company's beverage segment, principally Royal Crown's order processing, inventory control and production scheduling system, require remediation. If such remediation is not completed on a timely basis, the most reasonably likely worst-case scenario is that Royal Crown might experience a delay in production and/or fulfilling and processing orders resulting in either lost sales or delayed cash receipts, although the Company does not believe that such delay would be material due to the relatively moderate number of bottlers and volume of orders that Royal Crown typically handles. In such case, Royal Crown's contingency plan would be to revert to a manual system in order to perform the required functions without any significant disruption of business. To date, the expenses incurred by the Company in order to become year 2000 compliant, including computer software and hardware costs, have been $0.1 million and the current estimated cost to complete such remediation is expected to be $1.5 million. Such costs are being expensed as incurred, except for the direct purchase costs of software and hardware which are being capitalized. Commencing with the Company's 1999 fiscal year, the software-related costs will be capitalized in accordance with the provisions of Statement of Position ("SOP") 98-1 described below.

    An assessment of the readiness of year 2000 compliance of third party entities with which the Company has relationships, such as its suppliers, banking institutions, customers, payroll processors and others ("third party entities") is ongoing. The Company has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Company is, however, subject to certain risks with respect to these third party entities' potential year 2000 non-compliance. The Company believes that these risks are primarily associated with its banks and major suppliers, including its beverage bottlers and the food suppliers and distributors to its restaurant franchisees. At present, the Company cannot determine the impact on its results of operations in the event of year 2000 non-compliance by these third party entities. In the most reasonably likely worst-case scenario, such year 2000 non-compliance might result in a prolonged disruption of business and loss of revenues, including the effects of any lost customers, in either the Company's beverage or restaurant segment or in both. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third party entities. The Company is in the process of collecting additional information from third party entities that disclosed that remediation is required and will begin detailed evaluations of these third party entities, as well as those that could not satisfactorily respond, by the first quarter of 1999 in order to develop its contingency plans in conjunction therewith. The Company believes there are multiple vendors of the goods and services it receives from its suppliers and thus the risk of non-compliance with year 2000 by any of its suppliers is mitigated by this factor. Also, only two customers accounted for approximately 10% each, and no individual customer accounted for more than 15%, of the Company's consolidated revenues during the first nine months of 1998, thus mitigating the adverse risk to the Company's business if some customers are not year 2000 compliant.

Recently Issued Accounting Pronouncements

    In March 1998 the Accounting Standards Executive Committee (the "AcSEC") of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1, which is effective no later than for the Company's fiscal year commencing January 4, 1999, provides accounting guidance on a prospective basis for the costs of computer software developed or obtained for internal use. The SOP requires that once the computer software capitalization criteria have been met, costs of developing, upgrading and enhancing computer software for internal use, including (i) external direct costs of materials and services consumed in developing or obtaining such software and (ii) payroll and payroll-related costs for employees who are directly associated with such software project to the extent of their time spent directly on the project, should be capitalized. The Company presently capitalizes the direct purchase cost of internal-use computer software but does not capitalize either the services consumed or the internal payroll costs incurred in the implementation of such software. Since (i) the Company does not develop its own internal-use software, (ii) the Company does not anticipate obtaining significant internal use computer software, (iii) the Company currently capitalizes the direct software purchase cost and (iv) SOP 98-1 is effective prospectively only, the Company does not believe that the adoption of SOP 98-1 will have a material impact on its consolidated financial position or results of operations.

    In April  1998 the  AcSEC  issued  SOP  98-5,  "Reporting  on the Costs of
Start-Up Activities". SOP 98-5 broadly defines start-up activities and requires the costs of start-up activities and organization costs to be expensed as incurred. Start-up activities include one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective no later than for the Company's fiscal year commencing January 4, 1999 and requires any existing deferred start-up or organization costs as of the effective date to be expensed as the cumulative effect of a change in accounting principle. Since the Company does not have any significant deferred start-up or organization costs as of September 27, 1998, the Company does not believe the adoption of SOP 98-5 will have a material impact on its consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of RC/Arby's Corporation ("RCAC" or "the Company") and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: competition, including product and pricing pressures; success of operating initiatives; the ability to attract and retain customers; development and operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; market acceptance of new product offerings; new product and concept development by competitors; changing trends in consumer tastes; the success of multi-branding; availability, location and terms of sites for restaurant development by franchisees; the ability of franchisees to open new restaurants in accordance with their development commitments; the performance by material customers of their obligations under their purchase agreements; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by customers and/or suppliers; general economic, business and political conditions in the countries and territories where the Company operates, including the ability to form successful strategic business alliances with local participants; changes in, or failure to comply with, government regulations, including accounting standards, environmental laws and taxation requirements; the costs, uncertainties and other effects of legal and administrative proceedings; the impact of general economic conditions on consumer spending; and other risks and uncertainties affecting the Company and its competitors detailed in RCAC's other current and periodic filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.Legal Proceedings

    As reported in RCAC's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "Form 10-K") and RCAC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1998, on March 13, 1998, Gregg Katz, Susan Zweig Katz and ZuZu of Orlando, LLC commenced an action against Arby's, Inc. ("Arby's"), ZuZu, Inc. ("ZuZu"), ZuZu Franchising Corporation ("ZFC") and Triarc in the Superior Court of Fulton County, Georgia. Plaintiffs are a ZuZu franchisee and the owners/investors of the franchisee corporation. Plaintiffs assert causes of action for, among other things, rescission of the development and franchise agreements, fraud, fraudulent concealment, breach of the development and franchise agreements, tortious interference with contract, quantum meruit, breach of oral agreement, negligence and violation of several Florida and Texas business opportunity and similar statutes. Plaintiffs seek actual damages of not less than $600,000 and consequential, punitive and treble damages in an unspecified amount, as well as attorneys' fees, costs and expenses. Arby's has filed an answer and plaintiffs voluntarily dismissed Triarc from the case. The court dismissed the case against ZuZu and ZFC on jurisdictional grounds. The litigation is in the initial stages of discovery. Arby's believes that Plaintiffs' claims against Arby's are without merit and Arby's is vigorously defending this action.

    As reported in the Form 10-K, on February 19, 1996, Arby's Restaurants S.A. de C.V. ("AR"), the master franchisee of Arby's in Mexico, commenced an action in the civil court of Mexico against Arby's for breach of contract. AR alleged that a non-binding letter of intent dated November 9, 1994 between AR and Arby's constituted a binding contract pursuant to which Arby's had obligated itself to repurchase the master franchise rights from AR for US$2.85 million and that Arby's had breached a master development agreement between AR and Arby's. Arby's commenced an arbitration proceeding since the franchise and development agreements each provided that all disputes arising thereunder were to be resolved by arbitration. In September 1997, the arbitrator ruled that
(i) the November 9, 1994 letter of intent was not a binding contract and (ii) the master development agreement was properly terminated. AR has challenged the arbitrator's decision. In March 1998, the civil court of Mexico ruled that the November 9, 1994 letter of intent was a binding contract and ordered Arby's to pay AR US$2.85 million, plus interest and value added tax. In August 1998, an appellate court affirmed that decision and Arby's filed an appeal in Mexican federal court. In May 1997, AR commenced an action against Arby's in the United States District Court for the Southern District of Florida alleging that (i) Arby's had engaged in fraudulent negotiations with AR in 1994- 1995, in order to force AR to sell the master franchise rights for Mexico to Arby's cheaply and (ii) Arby's had tortiously interfered with an alleged business opportunity that AR had with a third party. Arby's has moved to dismiss that action. The parties have agreed in principle to settle all the litigation in order to avoid the expense of continuing litigation and expect to enter into an escrow agreement pursuant to which Arby's would deposit US$1.65 million in escrow. Under the terms of the proposed escrow agreement, the funds would be released to AR if by February 28, 1999 a definitive settlement agreement has been executed by the parties and, if necessary, approved by a Mexican court presiding over AR's suspension of payments proceeding. If the definitive settlement agreement has not been executed by February 28, 1999, the escrowed funds would be returned to Arby's. During the pendency of the proposed escrow arrangement, the parties would stay all proceedings in the U.S. and, to the extent possible, not pursue the proceedings in Mexico.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

       10.1 Letter Agreement dated July 23, 1998 between John L. Belsito and Royal Crown Company, Inc., incorporated herein by reference to
            Exhibit 10.1 to RCAC's Current Report on Form 8-K dated November 5, 1998 (SEC file No. 0-20286).

       10.2 Letter Agreement dated August 27, 1998 among John C. Carson, Triarc Companies, Inc. and Royal Crown Company, Inc., incorporated herein by reference to Exhibit 10.2 to RCAC's Current Report on Form 8-K dated November 5, 1998 (SEC file No. 0-20286).

       27.1 Financial Data Schedule for the fiscal nine-month period ended September 27, 1998 (and for the fiscal nine-month period ended September 28, 1997 on a restated basis), submitted to the Securities and Exchange Commission in electronic format.*
       ---------------
       *    Filed herewith

   (b) Reports on Form 8-K:

       The registrant did not file any reports on Form 8-K during the three months ended September 27, 1998. The registrant did, however, file a report on Form 8-K dated November 5, 1998 with respect to certain exhibits incorporated herein by reference.

                    RC/ARBY'S CORPORATION AND SUBSIDIARIES


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         RC/ARBY'S CORPORATION
                                                (Registrant)




Date:  November 12, 1998                 By: /s/ JOHN L. BARNES, JR.
                                             -----------------------
                                             John L. Barnes, Jr.
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (On behalf of the Company)



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